Form 10-Q
period 2024-09-30
Newbury Street II Acquisition Corp
filed 2024-12-16
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42391

Newbury Street II Acquisition Corp

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1797287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 High Street, Floor 3

Boston, Massachusetts 02110

(Address of principal executive offices)

(617) 334-2805

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	NTWOU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NTWO	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	NTWOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 13, 2024, there were 17,998,375 Class A ordinary shares, $0.0001 par value and 6,118,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from June 18, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for the Three Months Ended September 30, 2024 and for the Period from June 18, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from June 18, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2024

(UNAUDITED)

Assets
Non-current asset - deferred offering costs	$222,777
Total Assets	$222,777

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued expenses	$5,800
Accrued offering costs	19,873
Promissory note - related party	213,706
Total Liabilities	239,379

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding(1)	612
Additional paid-in capital	24,388
Accumulated deficit	(41,602)
Total Shareholder’s Deficit	(16,602)
Total Liabilities and Shareholder’s Deficit	$222,777

(1)	Includes an aggregate of up to 798,000 Founder Shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised. On November 4, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from June 18, 2024 (Inception) Through September 30,
	2024	2024
Operating and formation costs	$25,780	$41,602
Loss from operations	(25,780)	(41,602)

Net loss	$(25,780)	$(41,602)

Weighted average shares outstanding, Class B ordinary shares(1)	5,320,000	5,320,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.01)

(1)	Excludes an aggregate of up to 798,000 Founder Shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised. On November 4, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

							Total
	Class A		Class B		Additional		Shareholder’s
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — June 18, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	6,118,000	612	24,388	—	25,000

Net loss	—	—	—	—	—	(15,822)	(15,822)

Balance – June 30, 2024 (unaudited)	—	—	6,118,000	612	24,388	(15,822)	9,178

Net loss	—	—	—	—	—	(25,780)	(25,780)

Balance – September 30, 2024 (unaudited)	—	$—	6,118,000	$612	$24,388	$(41,602)	$(16,602)

(1)	Includes an aggregate of up to 798,000 Founder Shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised. On November 4, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(41,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,402
Payment of operation costs through promissory note - related party	30,400
Changes in operating assets and liabilities:
Accrued expenses	5,800
Net cash used in operating activities	—

Net change in cash	—
Cash – beginning of period	—
Cash – end of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$19,873
Deferred offering costs paid through promissory note - related party	$183,306
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$19,598

The accompanying notes are an integral part of the unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 31, 2024. On November 4, 2024, the Company consummated the Initial Public Offering of 17,250,000 Units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000 which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement (the “Private Placement”), generating gross proceeds of $6,483,750, which is described in Note 4.

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, and $625,629 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering, on November 4, 2024, an amount of $173,362,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”), held only in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide the public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Initial Business Combination, all or a portion of their Public Shares upon the completion of the Initial Business Combination either (1) in connection with a general meeting called to approve the Initial Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with the Company where it does not survive and any transactions where the Company issue more than 20% of the issued and outstanding ordinary shares or seek to amend the amended and restated memorandum and articles of association would typically require shareholder approval. The Company intends to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) unless shareholder approval is required by applicable law or stock exchange listing rules or the Company chooses to seek shareholder approval for business or other reasons.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The amended and restated memorandum and articles of association provides that the Company has only 24 months from the closing of the Initial Public Offering or until such earlier liquidation date as the board of directors may approve to consummate the Initial Business Combination. If the Company is unable to complete the Initial Business Combination within the 24 months following the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire without value to the holder if the Company fails to complete the Initial Business Combination within the 24 months following the closing of the Initial Public Offering.

The Sponsor, executive officers and directors of the Company have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares (as defined below) if the Company fails to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering. However, if the Sponsor and the Company’s executive officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Initial Business Combination within the allotted time frame. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete the Initial Business Combination within the allotted time frame and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The Sponsor, and the Company’s executive officers and directors have agreed, pursuant to a written agreement with the Company, that they will not propose any amendment to the amended and restated memorandum and articles of association (A) in that would modify the substance or timing of the obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless the Company provides the public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an Initial Business Combination and any target business with which the Company may ultimately consummate an Initial Business Combination.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 1, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2024. The interim results for the three months ended September 30, 2024 and for the period from June 18, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Liquidity

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Going Concern,” as of September 30, 2024, the Company did not have sufficient liquidity to meet its current obligations. However, management has determined that (i) the Company has access to funds from Sponsor (or its affiliates), (ii) following the November 4, 2024 consummation of the Company’s offering, and (iii) together with the promissory note (see Note 5), there are sufficient resources to fund the working capital needs of the Company, until one year from the date of issuance of these unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and no cash equivalents as of September 30, 2024.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, ”Expenses of Offering”. Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance and allocated Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Subsequently on November 4, 2024, the date of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholder’s deficit as Public Warrants and Private Placement Units after management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 798,000 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of June 18, 2024 (inception). There was no effect to the Company’s presented condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on November 4, 2024, the Company sold 17,250,000 Units, which include the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG, LLC (“BTIG”) purchased an aggregate of 648,375 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,483,750. Each Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one-half of one warrant (each, a “Private Placement Warrant”). Each whole Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per shares, subject to adjustments. The Private Warrants have terms and provisions that are identical to those of the Public Warrants. With certain limited exceptions, the Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will not be redeemable by the Company. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 20, 2024, the Company issued an aggregate of 5,750,000 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. On July 12, 2024, the Company issued an additional 368,000 Founder Shares to the Sponsor, resulting in the Sponsor holding a total of 6,118,000 Founder Shares. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the Initial Business Combination or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 798,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 4, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by the Sponsor in connection with the completion of the Initial Business Combination. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by it.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Registration Rights

The holders of the Founder Shares, Representative Shares (as defined below), Private Placement Units (including the underlying securities) and any private placement equivalent units (and underlying securities) that may be issued on conversion of working capital loans and Class A ordinary shares upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement entered into at the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on November 1, 2024, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

On June 20, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. As of September 30, 2024, the Company had borrowed $213,706 under the promissory note. On November 4, 2024, the Company repaid the total outstanding balance of the Note. Borrowings under the Note are no longer available.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its Initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. As of September 30, 2024, the Company had no borrowings under the Working Capital Loans.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On November 4, 2024, in connection with the closing of the Initial Public Offering, the underwriters exercised their over-allotment option in full and purchased the additional 2,250,000 Units at $10.00 per Unit.

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriters at the closing of the Initial Public Offering, or $3,450,000 in the aggregate. In addition, the underwriters are entitled to an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its Initial Business Combination (the “Deferred Discount”), or $6,037,500 in the aggregate. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Representative Shares

The Company issued to BTIG, the representative of the underwriters for the Initial Public Offering, 100,000 Class A ordinary shares (the “Representative Shares”) at the consummation of the Initial Public Offering. The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholder’s deficit. BTIG has agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the Initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agrees (and any of its designees to whom the Representative Founder Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s Initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within 24 months after the Initial Public Offering.

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Class A ordinary shares with a par value of $0.0001 per share and 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s memorandum and articles of association). As of September 30, 2024, there were no Class A ordinary shares issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

The Sponsor has agreed to forfeit up to an aggregate of 798,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Proposed Offering. As of September 30, 2024, there are 6,118,000 Founder Shares issued and outstanding. On November 4, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

Public Warrants

As of September 30, 2024, there were no Public Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the Initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not registering Public Shares issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Public Shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants for cash when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 30 days after completion of the Initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30-day redemption period.

Private Placement Warrants

As of September 30, 2024, there were no Private Placement Warrants outstanding. The Private Placement Warrants are non-redeemable. The Private Placement Warrants may also be exercised for cash or on a cashless basis. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, except with certain limited exceptions, the Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination and they will not be redeemable by the Company.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Company entered into an agreement, commencing on November 1, 2024, to reimburse an affiliate of the Sponsor in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

On November 4, 2024, the Company consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, generating gross proceeds of $6,483,750.

On November 4, 2024, in connection with the closing of the Initial Public Offering, the Company paid an underwriting discount of 2.0% of the per Unit offering price, or $3,450,000 in the aggregate, to the underwriters.

On November 4, 2024, at the closing of the Initial Public Offering, the Company repaid the total outstanding balance on the Note amounting to $329,693. Borrowings under the Note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Newbury Street II Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Newbury Street II Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 18, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement offerings of shares, debt or a combination of cash, shares and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

The SEC adopted new rules and regulations for special-purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC business combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 18, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net loss of $25,780, which consists of operating costs.

For the period from June 18, 2024 (inception) through September 30, 2024, we had a net loss $41,602, which consist of formation and operating costs

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on November 4, 2024, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 648,375 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement to the Sponsor and BTIG, generating gross proceeds of $6,483,750.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred $10,113,129 in offering expenses, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, and $625,629 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an Initial Business Combination, we would repay such loaned amounts. In the event that an Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Initial Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On November 4, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters exercised their over-allotment option in full and purchased the additional 2,250,000 Units at $10.00 per Unit.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2024, we did not have any critical accounting estimates or policies to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2024, the Sponsor subscribed for 6,118,000 Founder Shares for a total subscription price of $25,000 and fully paid for those shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 4, 2024, the Company consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, generating gross proceeds of $6,483,750.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option, and the Private Placement Units, an aggregate of $173,362,500 was placed in the Trust Account.

We incurred a total of $10,113,129 in offering expenses, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, and $625,629 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarter Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1***	Underwriting Agreement, dated October 31, 2024, by and between the Company and BTIG, LLC, as representative of the several underwriters.
3.1***	Amended and Restated Memorandum and Articles of Association of the Company.
4.1***	Warrant Agreement, dated October 31, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1***	Investment Management Trust Agreement, dated October 31, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.2***	Registration Rights Agreement, dated October 31, 2024, by and among the Company and certain security holders.
10.3***	Private Placement Units Purchase Agreement, dated October 31, 2024, by and between the Company and the Sponsor.
10.4***	Private Placement Units Purchase Agreement, dated October 31, 2024, by and between the Company and BTIG LLC.
10.5***	Letter Agreement, dated October 31, 2024, by and among the Company, its officers, directors, and the Sponsor.
10.6***	Administrative Support Agreement, dated October 31, 2024, by and between the Company and an affiliate of the Sponsor.
10.7***	Form of Indemnity Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

***	Incorporated herein by reference to the relevant exhibit to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on November 6, 2024.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWBURY STREET II ACQUISITION CORP

Date: December 16, 2024	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2024	By:	/s/ Jake Gudoian
	Name:	Jake Gudoian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)