Form 10-K
period 2024-12-31
Newbury Street II Acquisition Corp
filed 2025-03-31
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 001-42391

NEWBURY STREET II ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1797287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

960185 Gateway Blvd, Suite 201, Fernandina Beach, FL	32034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 334-2805

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	NTWOU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	NTWO	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	NTWOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2024. The registrant’s Units begin trading on The Nasdaq Stock Market LLC on November 1, 2024, and the registrant’s Class A Ordinary Shares and Warrants began trading on The Nasdaq Stock Market LLC on December 27, 2024. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2024. The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on December 31, 2024, as reported on The Nasdaq Stock Market LLC, was $170,775,000.

As of March 31, 2025, there were 17,998,375 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) and Representative Shares (as defined below) paid by our Initial Shareholders (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the underwriter of the Initial Public Offering (as defined below);

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to November 4, 2026, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“Deferred Discount” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which the underwriter of the Initial Public Offering is entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Equity-Linked Securities” are to any securities of our Company that are convertible into, or exchangeable or exercisable for, equity securities of our Company, including any private placement of equity or debt;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Initial Shareholders” are to holders of our Ordinary Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“Insider Trading Policy” are to the insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333- 281456);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated October 31, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units of our Company that were purchased by the underwriter of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriter of the Initial Public Offering had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units of our Company issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholders’ and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

v

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.12 per Public Share as of December 31, 2024 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 31, 2024, which we entered into with the Initial Shareholders and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Representative Shares” are to 100,000 Class A Ordinary Shares purchased by BTIG in connection with the Initial Public Offering for a purchase price of $100, or $0.001 per share;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, as the underwriter in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on June 18, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We may pursue an initial Business Combination target in any business or industry. We have not selected any Business Combination target. To date, our efforts have been limited to organizational activities and activities related to the Initial Public Offering, and subsequent to the consummation of the Initial Public Offering, searching for a Business Combination target.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On November 4, 2024, we consummated our Initial Public Offering of 17,250,000 Public Units, including 2,250,000 Option Units sold pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $172,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 648,375 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $6,483,750. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased $163,875 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant, with each whole Private Placement Warrant exercisable to purchase one Class A Ordinary Share. The Private Placement Warrants contained in the Private Placement Units are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement.

A total of $173,362,500, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management to complete our initial Business Combination. Our Management is led by Thomas Bushey, our Chief Executive Officer and Matthew Hong, our Chairman, who have many years of experience in identifying, acquiring, investing in and operating businesses, and providing depth of knowledge in capital markets. We must complete our initial Business Combination by November 4, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of our Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Our Management Team

We seek to capitalize on the experience of our Management Team in consummating an initial Business Combination.

Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any members of our Management Team devotes in any time period varies based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

We believe our Management Team’s investment, operating and transaction experience and relationships with companies will provide us with a number of potential Business Combination targets. Over the course of their careers, the members of our Management Team have developed a network of contacts and corporate relationships. However, our Management Team’s network of contacts and corporate relationships and investment, operating and transaction experience do not guarantee a successful initial Business Combination. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial Business Combination, and their expertise may only be of benefit to us until our initial Business Combination is completed.

Past performance of our Management Team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. Our shareholders should not rely on the historical performance record of our Management Team as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial Business Combination opportunities.

Our Business Strategy and Competitive Strengths

We are focusing our search for an initial Business Combination with private companies that have compelling unit economics. Our selection process leverages a set of relationships with proven deal-sourcing capabilities to provide us with a pipeline of potential targets. We expect to distinguish ourselves with our ability to:

Leverage our Network of Relationships to Create a Pipeline of Acquisition Opportunities. We believe the combination of our officers’ and directors’ investment and operating experience in addition to our ability to access a network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms enables us to identify and evaluate compelling target businesses. Our officers and directors all remain active in identifying special opportunities and situations where there are clear catalysts for value transformation, solid growth trajectory and ability to scale beyond the domestic market.

Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will Be Well-Received by the Public Markets. We believe that our Management’s transactional and investment track record in both private and public markets, combined with public market trading experience, provides an advantage for identifying, valuing and completing a Business Combination that meets our investors’ expectations.

Provide an Alternative Path to Becoming Public.    We believe our structure makes us an attractive Business Combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative path to a public listing, rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed Business Combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented Management.

Offer Solid Execution and Structuring Capability. We believe that our Management Team’s and Sponsor’s combined industry expertise and reputation allows them to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Build and Operate Successful Multi-Billion Dollar Companies.    Our Management Team have experience building and operating multibillion-dollar companies and can identify attractive candidates for our initial Business Combination. A distinguishing factor for our organization is the potential for any of our Management Team to remain involved in an operating or board capacity of the newly public company post transaction. Our Management Team has experience fostering relationships with sellers, capital providers and target management teams. Our Management Team also has experience integrating businesses acquired in mergers and acquisitions, and are capable of growing a business organically or inorganically if needed.

Strong and Stable Financial Position with Flexibility. With funds in the Trust Account of approximately $174,580,335 (as of December 31, 2024, before taxes payable, if any) available to use for a Business Combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

We encounter intense competition from other entities, including private investors (which may be individuals or investment partnerships), other SPACs and other entities seeking to acquire businesses with characteristics similar to those described above. In recent years, the number of SPACs that have been formed has increased substantially. Because there are more SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms, which could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe has the following characteristics:

●	Benefits from a Public Currency and Access to Public Equity Markets. Access to the public equity markets could allow the target company to utilize additional forms of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

●	Has a Strong Competitive Position and Growing Platform. We seek to acquire companies that we believe possess not only established business models and sustainable competitive advantages, but also a growing platform for equity investors.

●	Has an Ability to Scale Beyond Domestic Market. We are looking for a company with a product or platform that can be relevant internationally. We are aiming to replicate the competitive advantages within new markets as we assist the company expand.

●	Operated by a Talented and Incentivized Management Team. We are focusing on companies with strong and experienced management teams that desire a significant equity stake in the post-Business Combination company. We seek to partner with a management team and/or sellers who are well-incentivized and aligned in an effort to create shareholder value.

●	Benefits from Our Ability to Structure Transaction to Unlock and Maximize Value. We are looking for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction.

●	Has Revenue and Earnings Growth Potential. We are seeking to acquire one or more businesses that have multiple, diverse potential drivers of revenue and earnings growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our Management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sponsor Information

Our Sponsor is a Delaware limited liability company, which was formed to invest in us. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. The managing member of the Sponsor is Thomas Bushey, our Chief Executive Officer and a member of our Board of Directors. Mr. Bushey controls the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our Company held by our Sponsor. As manager of our Sponsor, Mr. Bushey beneficially owns membership interests in our Sponsor, which represent approximately 100% of the economic interests in our Sponsor.

Our independent directors have received for their services as a director an indirect interest in the Founder Shares through membership interests in our Sponsor. Other than our Management Team, none of the other members of our Sponsor participate in our Company’s activities.

Because our Sponsor acquired the Founder Shares at a nominal price, our Public Shareholders incurred an immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Public Warrants. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units (and the underlying securities). The Letter Agreement also provides that the Sponsor and each director and officer agree to vote any Founder Shares, Private Placement Shares and any Public Shares they may own in favor of a proposed initial Business Combination if we seek shareholder approval for such Business Combination and in favor of any proposals recommended by our Board of Directors in connection with such Business Combination (except with respect to any such Public Shares that may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). Further, our Sponsor, directors and officers also agreed not to redeem any Public Shares they may hold in connection with such shareholder approval. The Letter Agreement may not be changed, amended, modified or waived, except by a written instrument executed by (i) us, (ii) our Sponsor and (iii) each of directors and officers. In addition, the Underwriting Agreement requires the written consent of BTIG, as the underwriter of the Initial Public Offering, for any amendment to the Letter Agreement and the provision of the Underwriting Agreement that provides that for a period of 180 days from the date of the prospectus for the IPO, none of us, our Sponsor or our directors or officers will, without the prior written consent of BTIG, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, Units, Warrants, Class A Ordinary Shares or any other securities convertible into, or exercisable, or exchangeable for, Class A Ordinary Shares, subject to certain exceptions (for more information on the transfer restrictions and the exceptions thereto included in the Underwriting Agreement.

While we do not expect our Board to approve any amendment to the Letter Agreement prior to our initial Business Combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

In addition, in order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time until the consummation of the initial Business Combination.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our Management endeavors to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. We will not pay any consulting fees to members of our Management Team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, offerings of equity securities, debt or a combination of cash, equity securities and debt. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other businesses or assets or for working capital.

In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial Business Combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, directors or officers, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context.

Our Sponsor and its members and members of our Management Team directly or indirectly own Founder Shares, Private Placement Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Charter provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, based on the existing relationships of our Sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no Business Combination is consummated, the fact that we may consummate a Business Combination with a target in any sector, and that the type of transaction that we would target would be of a nature substantially different than what they would target, we do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Potential Additional Financings

Should we seek to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or Equity-Linked Securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Selection of a Target Business and Structuring of our Initial Business Combination

The Nasdaq Rules require that our initial Business Combination must be with one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Discount and taxes payable, if any) at the time of the agreement to enter into the initial Business Combination (the “80% Test”).

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the initial Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for seeking shareholder approval or for purposes of a tender offer, as applicable.

The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to our company from a financial point of view. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination from the Initial Public Offering and the Private Placement s in the amount of $174,580,335 as of December 31, 2024 (not including amounts held outside of the Trust Account for working capital), assuming no redemptions and before payment of the Deferred Discount, taxes payable, if any, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial Business Combination in a single industry. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business. We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Charter. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

So long as we maintain a listing for our securities on Nasdaq, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of Class A Ordinary Shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by the Nasdaq Rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares (or securities convertible into or exercisable for Ordinary Shares) could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial Business Combination.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed Business Combination;

●	other time and budget constraints of our Company; and

●	additional legal complexities of a proposed Business Combination that would be time consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions With Respect to our Securities

In the event we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such Public Shareholder, although still the record holder of our Public Shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted the Insider Trading Policy that requires insiders to (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (ii) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination, (ii) reduce the number of Public Warrants outstanding or vote such Public Warrants on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, advisors and/or any of their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers, advisors or any of their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, advisors or any of their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination. Such persons would select the Public Shareholders from whom to acquire Public Shares based on the number of Public Shares available, the negotiated price per Public Share and such other factors as any such person may deem relevant at the time of purchase. The price per Public Share paid in any such transaction may be different than the amount per Public Share a Public Shareholder would receive if it elected to redeem its Public Shares in connection with our initial Business Combination. Our Sponsor, directors, officers, advisors or any of their affiliates will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, directors, officers and/or any of their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, directors, officers and/or any of their affiliates will be restricted from making purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial Business Combination, all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. At the completion of our initial Business Combination, we will be required to purchase any Ordinary Shares properly delivered for redemption and not withdrawn. The amount in the Trust Account was $10.12 per Public Share as of December 31, 2024 (before taxes payable, if any). The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Discount we will pay to the underwriter of the Initial Public Offering. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our Public Warrants.

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial Business Combination, all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Charter would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, unless shareholder approval is required by applicable law or stock exchange listing requirement, or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote to approve our initial Business Combination for business or other reasons, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than we are permitted to redeem, as may be contained in the agreement relating to our initial Business Combination. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our Amended and Restated Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

Our initial Business Combination must be approved by a majority of our Board of Directors, and a majority of our independent directors.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive approval of an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Founder Shares and Private Placement Shares and the Representative Shares, we would need 5,191,813 or 30.01%, of the 17,250,000 Public Shares sold in the IPO to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares.

However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution. In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). The quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

Redemptions of our Public Shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any Public Shares, and all Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

Limitation on Redemption Upon Completion of our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”), without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such Public Shareholders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us, our Sponsor or its affiliates to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such Public Shareholder’s Public Shares are not purchased by us, our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares, we believe we are limiting the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not be restricting our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation materials or tender offer documents (as applicable) mailed to such Public Shareholders, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination (or any later date determined by our Board of Directors) in the event we distribute proxy materials, or to deliver their Public Shares to the transfer agent electronically using the DWAC System, at the Public Shareholder’s option. The proxy solicitation materials or tender offer documents (as applicable) that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate the applicable delivery requirements. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the Business Combination if we distribute proxy materials, as applicable, to tender its Public Shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming Public Shareholder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination set forth in the proxy materials or tender offer documents, as applicable, unless otherwise agreed to by us.

Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their Public Shares will be distributed promptly after the completion of our Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination until the end of the Combination Period, or until such earlier liquidation date as our Board of Directors may approve, to consummate an initial Business Combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Sponsor, directors and officers have agreed that we will have until the end of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Public Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, our directors and officers have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Charter (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,237,201 of proceeds held outside the Trust Account, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the Combination Period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.05 per Public Share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.05 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce their respective indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than the Redemption Price.

We are seeking to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all (i) vendors, (ii) service providers (other than our independent registered public accounting firm), (iii) prospective target businesses and (iv) other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We had $1,237,201 from the proceeds of the Initial Public Offering and the Private Placement, as of December 31, 2024, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.05 per Public Share to our Public Shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of our Public Shares if we have not completed an initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants.

Competition

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we can potentially acquire with the net proceeds of the Initial Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination, and we are obligated to pay cash for our Class A Ordinary Shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person devotes in any time period to our Company varies based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with GAAP, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

We cannot assure our shareholders that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act applicable to Exchange Act registered companies. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following November 4, 2029, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th or (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates equals or exceeds $700 million as of the end of the prior June 30th.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on the appointment or removal of directors and an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination within the Combination Period;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage the underwriter of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriter of the Initial Public Offering are entitled to receive the Deferred Discount that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares it may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination; and

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result of such transfer, we could receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before November 4, 2026, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Charter. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by October 31, 2027. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on October 31, 2024 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Charter, we have until November 4, 2026 to consummate our initial Business Combination. However, under the Nasdaq Rules, if a SPAC does not meet the Nasdaq 36-Month Requirement, the SPAC will be subject to a suspension of trading and delisting from Nasdaq.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement. Accordingly, were we to amend our Amended and Restated Charter to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to October 31, 2027 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one-half of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $173,362,500 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.12 per Public Share as of December 31, 2024 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include, among others, the (i) Underwriting Agreement, (ii) Letter Agreement, (iii) Registration Rights Agreement, (iii) Private Placement Warrants Purchase Agreements and (iv) Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Initial Shareholders, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Initial Shareholders to be freely sold, except to permitted transferees, prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities. In no event, however, will the Letter Agreement be amended to enable the Sponsor, officers or directors to redeem any of their Founder Shares from the aggregate amount then on deposit in the Trust Account.

Uncertainty in connection with certain international economic and political relationships, including the imposition of tariffs on international trade, political disputes, regulatory changes and other international matters could have a material adverse effect on our ability to identify potential targets and to consummate our initial Business Combination, and could adversely affect the financial performance of any target, either foreign or domestic.

The international economic and political environment is dynamic and subject to change.  There is currently significant uncertainty about the future economic and political relationships between the United States and a number of other countries. These uncertainties include, among other things, the potential imposition of protective tariffs on goods imported from other countries and reciprocal tariffs other countries may impose on United States products, political disputes that may affect relationships between the United States and other countries and the imposition of regulatory or other restrictions on trade and commerce. Any such matters could potentially limit the number of potential targets we may consider, and could also have a material adverse effect on the financial performance of such potential targets. Among other things, historical financial performance of companies affected by these international matters may not provide as accurate a barometer of future performance as would pertain in a more stable economic environment.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 960185 Gateway Blvd, Suite 201, Fernandina Beach, FL 32034 and our telephone number is (617) 334-2805. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “NTWOU”, “NTWO” and “NTWOW”, respectively. Our Public Units commenced public trading on November 1, 2024, and our Public Shares and Public Warrants commenced separate public trading on December 27, 2024.

(b)	Holders

On March 31, 2025, there were three holders of record of our Units, two holders of record of our Class A Ordinary Shares and one holder of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private placement of an aggregate of 648,375 Private Placement Units to the Sponsor and BTIG, the underwriter of the Initial Public Offing, at $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant, with each whole Private Placement Warrant exercisable to purchase one Class A Ordinary Share. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased $163,875 Private Placement Units. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on December 16, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on June 18, 2024 formed for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, offerings of equity securities, debt or a combination of cash, equity securities and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete an initial Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 18, 2024 (inception) through December 31, 2024 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, described below, and following the consummation of the Initial Public Offering, searing for a Business Combination target. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 18, 2024 (inception) through December 31, 2024, we had a net income $1,042,224, which consists of interest earned on marketable securities held in Trust Account of $1,217,835 and formation and operating costs of $175,611.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to complete an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was proceeds from an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor pursuant to the IPO Promissory Note.

On June 20, 2024, we entered into the IPO Promissory Note with the Sponsor, whereby the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which we consummated the Initial Public Offering. On November 4, 2024, we repaid the total outstanding balance of the IPO Promissory Note and as of December 31, 2024, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

We consummated the Initial Public Offering of 17,250,000 Public Units, which includes 2,250,000 Option Units purchased upon the full exercise by the of Over-Allotment Option, at $10.00 per Public Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we consummated the sale of an aggregate of 648,375 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor and BTIG, generating gross proceeds of $6,483,750.

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred $10,113,129 in offering expenses, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of Deferred Discount to the underwriters, and $625,629 of other offering costs. The proceeds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $ $1,237,201. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial Business Combination, we would repay such Working Capital Loans. In the event that an initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Support Agreement

Commencing on December 13, 2025, and until completion of our initial Business Combination or liquidation, we pay an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. Under the Administrative Support Agreement, there was $20,000 incurred and paid for the period from June 18, 2024 (inception) through December 31, 2024.

Underwriting Agreement

We granted the underwriter of the Initial Public Offering a 45-day option to purchase up to 2,250,000 Option Units to cover any over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 4, 2024, in connection with the closing of the Initial Public Offering, the Over-Allotment Option was exercised in full and additional 2,250,000 Option Units were purchased at $10.00 per Option Unit.

We paid an underwriting discount of 2.0% of the per Public Unit offering price to the underwriters at the closing of the Initial Public Offering, or $3,450,000 in the aggregate. In addition, the underwriters are entitled to an additional fee of 3.5% of the gross offering proceeds payable only upon our completion of the initial Business Combination, or $6,037,500 in the aggregate. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event we complete an initial Business Combination.

We also issued to BTIG, the underwriter for the Initial Public Offering, 100,000 Class A Ordinary Shares in connection with the Initial Public Offering. We accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. BTIG has agreed not to transfer, assign or sell any such shares without our prior consent until the completion of the initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agreed (and any of its designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a Business Combination within the Combination Period.

Critical Accounting Estimates

The preparation of audited financial statements and related disclosures in conformity with GAAP requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2024, we did not have any critical accounting estimates or policies to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 280 and existing segment disclosures in ASC 280. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

Our principal business address has changed from 121 High Street, Floor 3, Boston, MA 02110 to 960185 Gateway Blvd, Suite 201, Fernandina Beach, FL 32034.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Matthew Hong	52	Chairman
Thomas Bushey	45	Chief Executive Officer and Director
Jake Gudoian	28	Chief Financial Officer
Jennifer Vescio	54	Director
Josh Gold	54	Director
Ted Seides	54	Director

The experience of our directors and executive officers is as follows:

Thomas Bushey, Chief Executive Officer and Director

Thomas Bushey has served as our Chief Executive Officer and director since June 2024. Mr. Bushey brings a wealth of experience from his two-decades long career as a successful investor, board member and capital allocator. He is the founder and has served as managing partner and CEO of Sunderland Capital Partners L.P. (“Sunderland Capital”) since 2015. Sunderland Capital is an operationally focused, long-term oriented investment firm with a focus on emerging technologies and the consumer Internet. Since November 2020, Mr. Bushey also has served as Chief Executive Officer, President and a director of Newbury Street Acquisition Corporation, a SPAC. Prior to founding Sunderland Capital, he was a portfolio manager at Blackrock. Prior to Blackrock, Mr. Bushey was a senior analyst for Mayo Capital Partners and Millennium Partners. Mr. Bushey began his career as an analyst for Credit Suisse First Boston (“CSFB”) and later moved to HCI Equity Partners (Thayer Capital). At CSFB from 2002 to 2005, he executed and analyzed mergers, acquisitions, leveraged buyouts, divestitures, takeover defenses, restructurings and debt and equity financing for corporate clients and financial sponsors. From 2020 to October 2023, Mr. Bushey served on the board of Ondas Holdings Inc. (Nasdaq: ONDS), a developer of private licensed wireless data networks for mission-critical industrial markets. Mr. Bushey has a BS in Economics from the Wharton School of the University of Pennsylvania. Mr. Bushey is qualified to serve on the Board of Directors due to his significant investment banking and management experience.

Jake Gudoian, Chief Financial Officer

Jake Gudoian has served as our Chief Financial Officer since June 2024. Mr. Gudoian has been Chief Operating Officer of Sunderland Capital Partners since 2023 and an Analyst for Sunderland Capital Partners from 2019 to 2024. Mr. Gudoian has a BS in Economics from the University of Rhode Island.

Matthew Hong, Chairman of the Board of Directors

Matthew Hong has served as our Chairman of the Board of Directors since November 2024. Mr. Hong has served as President and Chief Operating Officer of 2080 Media Inc. (d/b/a PlayOn! Sports), a company engaged in streaming live and on-demand high school sports operating the NFHS Network, and GoFan, a high school ticketing solution in the United States, since January 2023. Mr. Hong served as President and Chief Operating Officer of PlayOn! Sports from January 2023 to August 2024. In this role, Mr. Hong oversees day-to-day operations for PlayOn! Sports. Since February 2021, Mr. Hong has served as the Chairman of the Board of Newbury Street Acquisition Corporation, a SPAC.

From May 2008 to June 2019, Mr. Hong served in various roles, culminating in serving as the Chief Operating Officer, between March 2017 and June 2019, of Turner Sports, a subsidiary of WarnerMedia and AT&T. In this role, he oversaw teams responsible for long-term business strategy, rights acquisitions, league partnerships, programming, marketing, revenue and sales inventory planning, and day-to-day operations for the division. In addition to his division-wide responsibilities, Mr. Hong oversaw the management of various sports businesses and properties including Bleacher Report, NBA TV, NBA Digital, NCAA Digital and March Madness Live, SI Digital, NASCAR.com, PGATOUR.com, PGA.com and PGA Championship Live, GOLF.com, and the B/R Live OTT offering.

Prior to Turner Sports, from January 2006 to May 2008, he served as vice president and general manager of interactive media at Thomson Learning. From November 1999 to January 2006, he served in multiple roles at AOL, including as executive director of business development and executive director of search. While at AOL, he architected and oversaw the company’s partnership with, and equity stake in, Google, and managed the search business across the AOL portfolio of properties.

Mr. Hong served as an independent director of Advocado, Inc., a data-as-a-service company, from July 2020 to July 2023. He previously served on the board of directors of PlayOn! Sports between August 2022 and January 2023; of Inception Growth Acquisition Limited, a SPAC, between March 2021 and December 2022; of iStreamPlanet, a company that processes and delivers live video broadcasts over the Internet, between August 2015 and June 2019; and as a board observer of FanDuel, a gaming company, between June 2015 and October 2017. Mr. Hong received a JD, with honors, from Harvard Law School, and a BA in economics from NC State University. Mr. Hong is qualified to serve on the Board of Directors due to his significant experience as a senior executive of media and Internet companies.

Jennifer Vescio, Director

Jennifer Vescio has served as one of our directors since November 2024. Ms. Vescio formerly served as the global head of business development for Uber Technologies Inc. from 2019 to 2023, where she was responsible for launching new strategic initiatives, closing partnership deals and managing partner operations. Ms. Vescio is a principal of Awestruck Ventures, a venture and strategy consulting firm she co-founded in 2015, where she currently serves as an advisor, investor, strategy and management consultant to tech, entertainment, sports and digital media firms, as well as an executive coach to CEOs and their teams. Since February 2021, she has served as a member of the Board of Directors of Newbury Street Acquisition Corporation, a SPAC. From 2015 to 2020, Ms. Vescio served as a member of the board of directors of the PGA Tour, the organizer of the main professional golf tours played by men in the United States and North America. From 2017 to 2018, Ms. Vescio served as senior vice president, global head of corporate development and partnerships for Verizon Media where she focused on strategic growth, new business development, partnerships, and investments. From 2013 to 2016, she served as the head of global strategy and business development at eBay (NASDAQ: EBAY). While at eBay, she managed over $600 million in GMV (Global Merchandise Volume) through its partner network, which included partnerships with Samsung, HP, Yahoo!, Facebook, Pinterest, Twitter, and Telefonica. She also launched new strategic initiatives and incubated new businesses such as eBay Now, an on-demand local ordering and delivery platform which launched in San Francisco and New York. From 2010 to 2013, Ms. Vescio was the vice president of global business development at ESPN. In 2009, CBS hired Ms. Vescio to lead its strategy & business development efforts until 2011. During her time at CBS, Ms. Vescio led its digital content distribution strategy and signed partnerships with YouTube, DailyMotion, eBay, Hulu and Yahoo!. Ms. Vescio earned her Bachelor of Science degree in Psychology/Biology from Allegheny College and her MBA from the UCLA Anderson School of Management. She also holds her ICF and NCF certifications for executive coaching. Ms. Vescio is qualified to serve on the Board of Directors due to her experience as an executive in technology, entertainment, sports or digital media, as well as her significant experience on business, development and management.

Josh Gold, Director

Josh Gold has served as one of our directors since November 2024. Mr. Gold serves as a general partner of Inverness LLC and Blue Flag Partners LLC in Boston, MA. Mr. Gold was the co-founder and Chief Operating Officer of Three Bays Capital L.P. in Boston, MA. Previously, he was a Managing Director at Jefferies & Co., where he served as Head of Client Relationship Management. Prior to Jefferies & Co., Mr. Gold served in various roles at Goldman Sachs & Co., Donaldson Lufkin & Jenrette, Inc., DeMatteo Monness LLC and Bear Stearns & Co. Inc. Since November 2022, Mr. Gold has served as a director of Ascend Wellness Holdings, Inc. (CSE: AAWH-U.CN | OTCQX: AAWH), a vertically integrated multistate cannabis operator with licenses and assets in Illinois, Michigan, Ohio, Massachusetts, New Jersey, Pennsylvania and Maryland. He recently served on the board of Uprooted Inc. (d/b/a Urbn Leaf) in San Diego, CA. Mr. Gold has served on the Board of Directors and Executive Committee of the Managed Funds Association (MFA) in Washington D.C. He also served on the Investment and Finance Committees at The Rivers School in Weston, MA. Mr. Gold is the Co-Chairman of the Board of Directors of Team IMPACT and the Co-Founder of the Boston Investment Conference. He received a B.A. in Government & Law from Lafayette College in Easton, PA. Mr. Gold is qualified to serve on the Board of Directors due to his experience in the financial services industry.

Ted Seides, Director

Ted Seides has served as one of our directors since November 2024. Mr. Seides is the founder of Capital Allocators Partners, LLC and TDS Advisers, LLC, a platform that includes podcasts, gatherings and advice on best practices in the asset management industry. Since February 2021, Mr. Seides has served as a senior adviser to Newbury Street Acquisition Corporation, a SPAC. From 2002 to 2015, Mr. Seides served as the president and co-chief investment officer of Protégé Partners LLC, a leading multibillion-dollar alternative investment firm he founded that invested in and seeded small hedge funds. In 2010, Mr. Seides was profiled in the book “Top Hedge Fund Investors.” In 2016, Mr. Seides authored “So You Want to Start a Hedge Fund: Lessons for Managers and Allocators.” Mr. Seides began his career in 1992 under the tutelage of David Swensen at the Yale University Investments Office. Mr. Seides is qualified to serve on the Board of Directors due to his significant experience in the asset management industry.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on the appointment and removal of directors. Our Public Shareholders are not entitled to vote on such matters during such time. This provision of our Amended and Restated Charters relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ted Seides, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Jennifer Vescio and Josh Gold, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Matthew Hong and Thomas Bushey will expire at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Charter it deems appropriate. Our Amended and Restated Charter provides that our officers may consist of a Chairman, a Vice-Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has established two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

We have established the Audit Committee. The members of our Audit Committee are Matthew Hong, Jennifer Vescio and Josh Gold. Matthew Hong serves as the chairman of the Audit Committee.

Each member of the Audit Committee is financially literate and our Board of Directors has determined that Matthew Hong qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

Compensation Committee

We have established the Compensation Committee. The members of our Compensation Committee are Jennifer Vescio and Josh Gold. Jennifer Vescio serves as chairperson of the Compensation Committee. We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy (as defined below), with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter of the Compensation Committee also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the Nasdaq Rules and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Gold and Seides and Ms. Vescio. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to our directors, officers and employees (the “Code of Ethics”). A copy of the Code of Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14 and is incorporated herein by reference.

Trading Policies

On October 22, 2024, we adopted the Insider Trading Policy, which is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted the SEC Clawback Rule that directs national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On October 22, 2024, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608 (the “Nasdaq Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Nasdaq Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

The foregoing description of the Clawback Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Clawback Policy, a copy of which is attached hereto as Exhibit 97 and is incorporated herein by reference.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. We pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or any of their respective affiliates.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our Management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 31, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 24,116,375 shares of our Ordinary Shares, consisting of (i) 17,998,375 Class A Ordinary Shares and (ii) 6,118,000 Class B Ordinary Shares, issued and outstanding as of March 31, 2025. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares have the right to vote on the appointment and removal of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Newbury Street II Acquisition Sponsor LLC(3)	484,500	2.69%	6,118,000	100%	27.38%
Thomas Bushey(3)	484,500	2.69%	6,118,000	100%	27.38%
Matthew Hong(3)(4)	—	—	—	—	—
Jennifer Vescio(3)(4)	—	—	—	—	—
Josh Gold(3)(4)	—	—	—	—	—
Ted Seides(3)(4)	—	—	—	—	—
Jake Gudoian(3)	—	—	—	—	—
All officers, directors and directors as a group (six persons)	484,500	2.69%	6,118,000	100%	27.38%

Other 5% Shareholders
AQR Parties(5)	1,454,732	8.08%	—	—	6.03%
LMR Parties(6)	1,450,000	8.06%	—	—	6.01%
Magnetar Parties(7)	1,450,000	8.06%	—	—	6.01%
Healthcare of Ontario Pension Plan Trust Fund (8)	1,200,000	6.67%	—	—	4.98%
Ghisallo Parties(9)	950,000	5.28%	—	—	3.94%
Linden Parties(10)	900,000	5.00%	—	—	3.73%

(1)

Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Newbury Street II Acquisition Corp, 960185 Gateway Blvd, Suite 201, Fernandina Beach, FL 32034.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares at the time of our initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial Business Combination, as may be determined by our Board), or earlier at the option of the holder, on a one-for-one basis, subject to adjustment and forfeiture.
(3)	Our Sponsor is the record holder of 6,118,000 Founder Shares. Investment and voting decisions are made by Thomas Bushey, the managing member of our Sponsor, who may be deemed to beneficially own the Founder Shares held by the Sponsor. Mr. Bushey disclaims beneficial ownership of the Founder Shares held by the Sponsor. Each of our other officers and directors is a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.

(4)	Does not include indirect interest as a member of the Sponsor. Each of our independent directors has been allocated and will receive 40,000 Founder Shares, upon completion of our initial Business Combination, provided he or she continues to serve in such capacity immediately prior thereto.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2025 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company “(AQR Holdings”) and (iii) AQR Arbitrage, LLC a Delaware limited liability company (“ACR Arbitrage”, collectively with AQR Capital and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Greenwich, Connecticut 06830.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2025 by (i) LMR Partners LLP, a United Kingdom limited liability partnership (“LMR”), (ii) LMR Partners Limited, a Hong Kong corporation (“LMR Limited”), (iii) LMR Partners LLC, a Delaware limited liability company (“LMR LLC”), (iv) LMR Partners AG, a Swiss corporation (“LMR AG”), (v) LMR Partners (DIFC) Limited, an United Arab Emirates corporation (“LMR DIFC”), (vi) LMR Partners (Ireland) Limited, a limited company incorporated in Ireland (“LMR Ireland”, collectively with LMR, LMR Limited, LMR LLC, LMR AG and LMR DIFC, the “LMR Investment Managers”), (vii) Ben Levine, a citizen of the United Kingdom (“Mr. Levine”), and (viii) Stefan Renold, a citizen of Switzerland (“Mr. Renold”, collectively with the LMR Investment Managers and Mr. Levine, the “LMR Parties”). The LMR Investment Managers serve as the investment managers to certain funds with respect to the Public Shares held by certain funds. Messrs. Levine and Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The principal business address of each of the LMR Parties is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.
(7)	According to a Schedule 13G filed with the SEC on January 29, 2025 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the “Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(8)	According to a Schedule 13G filed with the SEC on February 14, 2025 by Healthcare of Ontario Pension Plan Trust Fund, a pension plan formed as a trust under the laws of Ontario, Canada (“HOOPP”). The principal business address of HOOPP is 1 York Street, Suite 1900, Toronto, Ontario, Canada, M5J 0B6.
(9)	According to a Schedule 13G filed with the SEC on February 12, 2025 by (i) Ghisallo Capital Management LLC, a Delaware limited liability company (“Ghisallo”) and (ii) Michael Germino, a citizen of the United States (“Mr. Germino”, and together with Ghisallo, the “Ghisallo Parties”). Ghisallo is the investment adviser to certain funds (the “Ghisallo Funds”), with respect to the Public Shares directly held by the Ghisallo Funds; Mr. Germino indirectly controls Ghisallo, with respect to the Public Shares. The principal business address of each of the Ghisallo Parties is 240 Newbury Street, 2nd Floor, Boston, MA 02116.
(10)	According to a Schedule 13G filed with the SEC on November 6, 2024 by (i) Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), (ii) Linden GP LLC, a Delaware limited liability company (“Linden GP”), (iii) Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), and (iv) Siu Min (Joe) Wong, a citizen of Hong Kong and the United States (“Mr. Wong” and collectively with Linden Capital, Linden GP and Linden Advisors, the “Linden Parties”) in connection with the Public Shares held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 20, 2024, our Sponsor paid $25,000 to cover certain of our offering and formation costs in exchange for the issuance of 5,750,000 Founder Shares, or approximately $0.004 per share. On July 12, 2024, we issued an additional 368,000 Founder Shares to our Sponsor in a share capitalization resulting in our Sponsor holding a total of 6,118,000 Founder Shares. Up to 798,000 Founder Shares were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised. The Over-Allotment Option was exercised in full and such Founder Shares are no longer subject to forfeiture.

Our Sponsor purchased an aggregate of 484,500 Private Placement Units following the full exercise of the Over-Allotment Option at a purchase price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,845,000 in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement. The Private Placement Units are identical to the Public Units, except as otherwise described in the Report.

If any of our directors or officers becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Members of our Management Team and our Board of Directors directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

We have entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which we pay a total of $10,000 per month to such affiliate for office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes 24 months, an affiliate of our Sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services and also is entitled to be reimbursed for any out-of-pocket expenses. Under the Administrative Support Agreement, there was $20,000 incurred and paid for the period from June 18, 2024 (inception) through December 31, 2024.

Our Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, directors, officers or any of their respective affiliates and determine which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On June 20, 2024, we entered into the IPO Promissory Note to the Sponsor, whereby the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which we consummated the Initial Public Offering. On November 4, 2024, we repaid the total outstanding balance of the IPO Promissory Note and as of December 31, 2024, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or any of its affiliates or our directors and officers may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete our initial Business Combination, we may repay such Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, such Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay any Working Capital Loans, but no proceeds from our Trust Account would be used to repay any Working Capital Loans. Up to $1,500,000 of any Working Capital Loans for each such person may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. We do not expect to seek loans from parties other than Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

Pursuant to the Registration Rights Agreement, the holders of the (i) Founder Shares, (ii) Private Placement Units (and in each case holders of their underlying securities, as applicable), (iii) units that may be issued upon conversion of Working Capital Loans (and their underlying securities), (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Shares held by our Initial Shareholders, including the Representative Shares, will be entitled to registration rights requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands that we offer such securities in an underwritten offering. These holders also have certain “piggy-back” registration rights with respect to certain underwritten offerings we may conduct. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the date the sales for the Initial Public Offering commenced. In addition, BTIG may participate in a “piggy-back” registration only during the seven-year period beginning on the date the sales for the Initial Public Offering commenced. We will bear the expenses incurred in connection with registering these securities. The Private Placement Warrants may not be exercised more than five years from the date the sales for the Initial Public Offering commenced in compliance with Rule 5110(g)(8)(A).

Our Sponsor, directors and officers have also entered into the Letter Agreement, with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if our Sponsor, directors and officers acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Director Independence

The Nasdaq Rules require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that in the opinion of its board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our Board of Directors has determined that each of Matthew Hong, Jennifer Vescio, Josh Gold and Ted Seides is an independent director under applicable SEC rules and the Nasdaq Rules.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from June 18, 2024 (inception) through December 31, 2024 totaled $50,300. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the period from June 18, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Withum for tax services, planning or advice for the period from June 18, 2024 (inception) through December 31, 2024.

All Other Fees

All other fees consist of fees billed for all other services.  We did not pay Withum for any other services for the period from June 18, 2024 (inception) through December 31, 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

NEWBURY STREET II ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Newbury Street II Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Newbury Street II Acquisition Corp. as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from June 18, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the period ended June 18, 2024 (inception) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025

NEWBURY STREET II ACQUISITION CORP

BALANCE SHEET

DECEMBER 31, 2024

ASSETS
Current Assets
Cash	$1,237,201
Due from Sponsor	25,000
Prepaid expenses	185,085
Total Current Assets	1,447,286
Long Term prepaid insurance	86,667
Cash and securities held in Trust Account	174,580,335
Total Assets	$176,114,288

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$38,679
Accrued offering costs	100,264
Total Current Liabilities	138,943
Deferred underwriting fee	6,037,500
Total Liabilities	6,176,443

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,250,000 shares issued and outstanding, at redemption value of $10.12 per share	174,580,335
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding	612
Additional paid-in capital	—
Accumulated deficit	(4,643,177)
Total shareholders’ deficit	(4,642,490)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$176,114,288

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Operating and formation costs	$175,611
Loss from operations	(175,611)

Other income:
Interest earned on cash and securities held in Trust Account	1,217,835
Total other income	1,217,835

Net Income	$1,042,224

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	5,016,582
Basic net income per ordinary share, redeemable Class A ordinary shares	$0.10
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares outstanding	5,715,425
Diluted net income per ordinary share, non-redeemable Class A and Class B Ordinary Shares	$0.10

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 18, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	6,118,000	612	24,388	—	25,000

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,721,375)	(5,685,401)	(13,406,776)

Sale of Private Placement Units	648,375	65	—	—	6,483,685	—	6,483,750

Fair Value of Public Warrants at issuance	—	—	—	—	517,500	—	517,500

Fair value of Representative Shares deferred until IPO	100,000	10	—	—	750,990	—	751,000

Allocated value of transaction costs	—	—	—	—	(55,188)	—	(55,188)

Net income	—	—	—	—	—	$1,042,224	$1,042,224

Balance – December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net income	$1,042,224
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B Ordinary Shares	5,402
Payment of operation costs through IPO Promissory Note-related party	30,487
Interest earned on cash and securities held in Trust Account	(1,217,835)
Changes in operating assets and liabilities:
Prepaid expenses	(85,685)
Due from Sponsor	(25,000)
Long Term prepaid insurance	(86,667)
Accrued expenses	38,679
Net cash used in operating activities	(298,395)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placement Units	6,483,750
Repayment of IPO Promissory Note-related party	(329,693)
Payment of offering costs	(305,961)
Net cash provided by financing activities	174,898,096

Net change in cash	1,237,201
Cash – beginning of period	—
Cash – end of period	$1,237,201

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$100,264
Deferred offering costs paid through IPO Promissory Note-related party	$205,806
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$19,598
Accretion of Class A Ordinary Shares to redemption value	$13,406,776
Deferred underwriting fee payable	$6,037,500

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (“Business Combination”) with one or more businesses that the Company has not yet identified. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2024, as amended (File No. 333-281456), was declared effective on October 31, 2024 (the “IPO Registration Statement”). On November 4, 2024, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”), which included the full exercise by the underwriter of their over-allotment option (the “Over-Allotment Option”) in the amount of 2,250,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $172,500,000, which is described in Note 3 (the “Initial Public Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units”, and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit in a private placement (the “Private Placement”), generating gross proceeds of $6,483,750, which is described in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”).

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, and $625,629 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering, on November 4, 2024, an amount of $173,362,500 ($10.05 per Public Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), held only in either (i) U.S. Department of the Treasury (the “Treasury”) bills with a maturity of 185 days or less or in money market funds investing solely in Treasuries obligations, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below.

Initial Business Combination

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred Discount and taxes payable, if any, on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with the Company where it does not survive and any transactions where the Company issue more than 20% of the issued and outstanding Ordinary Shares (as defined in Note 5) or seek to the Company’s amend the amended and restated memorandum and articles of association (the “Amended and Restated Charter”) would typically require shareholder approval. The Company intends to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing rules or the Company chooses to seek shareholder approval for business or other reasons.

The Amended and Restated Charter provides that the Company has until November 4, 2026, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve to consummate the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire without value to the holder if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsor and the Company’s executive officers and directors have entered into a letter agreement with the Company, dated October 31, 2024 (the “Letter Agreement”), pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s executive officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. The underwriter of the Initial Public Offering have agreed to waive their rights to their Deferred Discount (as defined in Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The Sponsor and the Company’s executive officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to the Amended and Restated Charter (i) in that would modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

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

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination.

Liquidity

As of December 31, 2024, the Company had $1,237,201 in cash and a working capital of $1,308,343. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Going Concern,” the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of the accompanying financial statements. The Company cannot be assured that its plans to consummate a Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,237,201 cash and no cash equivalents as of December 31, 2024.

Cash and Securities Held in Trust Account

As of December 31, 2024, the assets held in the Trust Account, amounting to $174,580,335, were held in money market funds investing in Treasury bills.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares subject to possible redemption and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A Ordinary Shares subject to possible redemption. Offering costs allocated to Class A Ordinary Shares subject to possible redemption were charged to temporary equity while offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after Management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values.

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 798,000 Ordinary Shares that were subject to forfeiture if the Over-Allotment Option (see Note 5). As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the period presented.

	For the Period from June 18, 2024 (Inception) through December 31, 2024
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic net income per Ordinary Share:
Numerator:
Allocation of net income, basic	$487,178	$555,046
Denominator:
Basic weighted average Ordinary Shares outstanding	5,016,582	5,715,425
Basic net income per Ordinary Share	$0.10	$0.10

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Charter. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of November 4, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheet. As of December 31, 2024, Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(517,500)
Class A Ordinary Shares issuance costs	(10,808,941)
Plus:
Remeasurement of carrying value to redemption value	13,406,776
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$174,580,335

Segment Reporting

The Company complies with FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of June 18, 2024 (inception). There was no effect to the accompanying financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 3. INITIAL PUBLIC OFFERING

On November 4, 2024, the Company sold 17,250,000 Public Units, which include the full exercise by the underwriter of its Over-Allotment Option in the amount of 2,250,000 Option Units, at a price of $10.00 per Unit. Each Public Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per shares, subject to adjustments (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG, LLC (“BTIG”) purchased an aggregate of 648,375 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,483,750. Each Unit consists of one Private Placement Share and one-half of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per shares, subject to adjustments (see Note 7). The Private Warrants have terms and provisions that are identical to those of the Public Warrants. With certain limited exceptions, the Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company. If the initial Business Combination is not completed within the Combination Period, the proceeds from the Initial Public Offering and the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 20, 2024, the Company issued an aggregate of 5,750,000 Class B ordinary shares of the Company, $0.0001 par value (the “Class B Ordinary Shares”, and together with the “Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor in a private placement prior to the Initial Public Offering (the “Founder Shares”, which unless the context otherwise requires, includes the Public Shares issuable upon conversion thereof), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. On July 12, 2024, the Company issued an additional 368,000 Founder Shares to the Sponsor, resulting in the Sponsor holding a total of 6,118,000 Founder Shares. The Founder Shares are identical to the Public Shares included in the Public Units except that the Founder Shares automatically convert into Class A Ordinary Shares at the time of the initial Business Combination or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 798,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full  so that the Founder Shares would represent approximately 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On November 4, 2024, the Over-Allotment Option was exercised in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture. The Sponsor is not entitled to redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by it.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Public Shares for cash, securities or other property.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Registration Rights Agreement

The holders of the Founder Shares, Representative Shares (as defined below), Private Placement Units (including the underlying securities) and any private placement equivalent units (and underlying securities) that may be issued on conversion of any Working Capital Loans (as defined below) and Class A Ordinary Shares upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement entered into at the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on November 1, 2024, the Company agreed to pay the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $20,000 in such fees through December 31, 2024.

Related Party Loans

On June 20, 2024, the Company and the Sponsor entered into promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering(the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note and as of December 31, 2024, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

On December 31, 2024, the Company repaid in excess of the related party loan $25,000 to the Sponsor. The $25,000 is due to be repaid to the Company from the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans and as of December 31, 2024, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 Option Units to cover any over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 4, 2024, in connection with the closing of the Initial Public Offering, the underwriters exercised their Over-Allotment Option in full and purchased the 2,250,000 Option Units at $10.00 per Unit.

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

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Representative Shares

The Company issued to BTIG, the underwriter of the Initial Public Offering, 100,000 Class A Ordinary Shares in connection with the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. BTIG has agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agreed (and any of its designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share and 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of Class A Ordinary Shares that the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Amended and Restated Charter). Only holders of Class B Ordinary shares (i) have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands.

The Sponsor agreed to forfeit up to an aggregate of 798,000 Founder Shares depending on the extent to which the Over-Allotment Option was not exercised by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 4, 2024, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

As of December 31, 2024, there were 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and 6,118,000 Class B Ordinary Shares issued and outstanding.

Public Warrants

As of December 31, 2024, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company is not registering Class A Ordinary Shares issuable upon exercise of the Public Warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement registering, under the Securities Act, the issuance of the Class A Ordinary Shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Warrant Agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the Public Shares under applicable blue sky laws to the extent an exemption is not available.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

Beginning 30 days after completion of the initial Business Combination, the Company may redeem the outstanding Public Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per Public Warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-Day Redemption Period”); and

●	if, and only if, the last sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A Ordinary Shares is available throughout such 30 trading day period and the 30-Day Redemption Period.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

The following table presents information about the Company’s assets that are measured at fair value as of November 4, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024	November 4, 2024
Assets:
Cash and Securities Held in Trust Account	1	$174,580,335	—

Equity:
Fair value of Public Warrants for Class A Ordinary Shares subject to possible redemption allocation	3	$—	$517,500
Fair value of the Representative Shares	3	$—	$748,747

The fair values of Public Warrants for Class A Ordinary Shares subject to possible redemption allocation and Representatives Shares as of November 4, 2024 (the date of the Initial Public Offering) were used in allocation of the equity components and are not revalued and remeasured in subsequent periods.

 The fair value of Public Warrants was determined using the Monte Carlo simulation. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

November 4, 2024
Underlying share price	$9.93
Term (years)	6.49
Risk-free rate	4.14%
Market adjustment	5.0%
Volatility	4.0%

The fair value of the Representative Shares was determined using the Monte Carlo simulation. The Representative shares have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Representative Shares:

November 4, 2024
Volatility	80.0%
Term	3 years
Average trading price post business combination	$6.86
Discount on market adjustment	32.0%

NOTE 9 — SEGMENT INFORMATION

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

December 31, 2024
Trust Account	$174,580,335
Cash	$1,237,201

NEWBURY STREET II ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

For the Period from June 18, 2024 (Inception) Through December 31, 2024
General and administrative costs	$175,611
Interest earned on marketable securities held in Trust Account	$1,217,835

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 31, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying Statement of Operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated October 31, 2024, by and between the Company and BTIG, as the underwriter of the Initial Public Offering. (2)
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Form of Specimen Unit Certificate. (1)
4.2	Form of Specimen Class A Ordinary Shares Certificate. (1)
4.3	Form of Specimen Public Warrant Certificate (included as Exhibit B to Exhibit 4.4). (2)
4.4	Warrant Agreement, dated October 31, 2024, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated June 20, 2024, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated June 20, 2024, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated October 31, 2024, by and between the Company and Continental, as trustee. (2)
10.4	Registration Rights Agreement, dated October 31, 2024, by and among the Company and certain security holders. (2)
10.5	Private Placement Units Purchase Agreement, dated October 31, 2024, by and between the Company and the Sponsor. (2)
10.6	Private Placement Units Purchase Agreement, dated October 31, 2024, by and between the Company and BTIG. (2)
10.7	Letter Agreement, dated October 31, 2024, by and among the Company, its officers, directors, and the Sponsor. (2)
10.8	Administrative Support Agreement, dated October 31, 2024, by and between the Company and an affiliate of the Sponsor. (2)
10.9	Form of Indemnity Agreement. (2)
14	Code of Business Conduct and Ethics. (1)
19	Insider Trading Policies and Procedures, adopted October 22, 2024.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted October 22, 2024.*
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

* **	Filed herewith. Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-281456), filed with the SEC on August 9, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2025	Newbury Street II Acquisition Corp

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Bushey	Chief Executive Officer and Director	March 31, 2025
Thomas Bushey	(Principal Executive Officer)

/s/ Jake Gudoian	Chief Financial Officer	March 31, 2025
Jake Gudoian	(Principal Financial and Accounting Officer)

/s/ Matthew Hong	Chairman	March 31, 2025
Matthew Hong

/s/ Jennifer Vescio	Director	March 31, 2025
Jennifer Vescio

/s/ Josh Gold	Director	March 31, 2025
Josh Gold /s/ Ted Seides	Director	March 31, 2025
Ted Seides