Form 10-Q
period 2025-03-31
Newbury Street II Acquisition Corp
filed 2025-05-15
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-42391

Newbury Street II Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1797287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 High Street, Floor 3 Boston, Massachusetts 02110	02110
(Address of principal executive offices)	(Zip Code)

(617) 334-2805

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	NTWOU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	NTWO	The Nasdaq Stock Market LLC

Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	NTWOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2025, there were 17,998,375 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000  Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

●	“2024 SPAC Rules” are to the rules and regulations for SPACs (as defined below) adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC 280” are to the FASB (as defined below) Accounting Standards Codification Topic 280, “Segment Reporting”;

●	“ASU 2023-07” are to the FASB Accounting Standards Update Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“BTIG” are to BTIG, LLC, the underwriter of the Initial Public Offering (as defined below);

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating officer decision maker;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to November 4, 2026, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●	“Deferred Discount” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which the underwriter of the Initial Public Offering is entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Initial Shareholders” are to holders of our Ordinary Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333- 281456);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units of our Company that were purchased by the underwriter of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriter of the Initial Public Offering had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units of our Company issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholders’ and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025;

●	“Representative Shares” are to 100,000 Class A Ordinary Shares purchased by BTIG in connection with the Initial Public Offering for a purchase price of $100, or $0.001 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, as the underwriter in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	Unaudited
Assets
Current Assets
Cash	$1,128,699	$1,237,201
Due from Sponsor	25,000	25,000
Prepaid expenses	115,227	185,085
Total Current Assets	1,268,926	1,447,286
Long-term prepaid insurance	60,667	86,667
Cash and securities held in Trust Account	176,408,479	174,580,335
Total Assets	$177,738,072	$176,114,288

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$52,473	$38,679
Accrued offering costs	25,000	100,264
Total Current Liabilities	77,473	138,943
Deferred underwriting fee	6,037,500	6,037,500
Total Liabilities	6,114,973	6,176,443

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 17,250,000 shares issued and outstanding, at redemption value of $10.23 per share as of March 31, 2025 and $10.12 as of December 31, 2024	176,408,479	174,580,335
Shareholders’ Deficit
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	75	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	612	612
Additional paid-in capital	—	—
Accumulated deficit	(4,786,067)	(4,643,177)
Total Shareholders’ Deficit	(4,785,380)	(4,642,490)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$177,738,072	$176,114,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Operating costs	$155,106
Loss from Operations	(155,106)

Other income:
Interest earned on cash and securities held in Trust Account	1,828,144
Interest on operating account	12,216
Total other income	1,840,360

Net Income	$1,685,254

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	17,250,000
Basic Net Income per Ordinary Share, Redeemable Class A Ordinary Shares	$0.07
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares outstanding	6,866,375
Basic Net Income per Ordinary, Share, Non-Redeemable Class A and Class B Ordinary Shares	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,828,144)	(1,828,144)

Net income	—	—	—	—	—	1,685,254	1,685,254

Balance - March 31, 2025 (Unaudited)	748,375	$75	6,118,000	$612	$—	$(4,786,067)	$(4,785,380)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,685,254
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(1,828,144)
Changes in operating assets and liabilities:
Prepaid expenses	69,858
Long-term prepaid insurance	26,000
Accounts payable and accrued expenses	13,794
Accrued offering costs	(75,264)
Net Cash Used in Operating Activities	(108,502)

Net Change in Cash	(108,502)
Cash - Beginning of period	1,237,201
Cash - End of period	$1,128,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through March 31, 2025 related to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2024, as amended (File No. 333-281456), was declared effective on October 31, 2024 (the “IPO Registration Statement”). On November 4, 2024, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”), which included the full exercise by the underwriter of their over-allotment option (the “Over-Allotment Option”) in the amount of 2,250,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $172,500,000, which is described in Note 3 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units”, and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit in a private placement, generating gross proceeds of $6,483,750, which is described in Note 4 (the “Private Placement”). Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”).

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, and $625,629 of other offering costs.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Initial Business Combination

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred Discount (as defined in Note 6) and taxes payable, if any, on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with the Company where it does not survive and any transactions where the Company issue more than 20% of the issued and outstanding Ordinary Shares (as defined in Note 5) or seek to the Company’s amend the amended and restated memorandum and articles of association (the “Amended and Restated Articles”) would typically require shareholder approval. The Company intends to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing rules, or the Company chooses to seek shareholder approval for business or other reasons.

The Amended and Restated Articles provides that the Company has until November 4, 2026, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve to consummate the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire without value to the holder if the Company fails to complete the initial Business Combination within the Combination Period.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Sponsor and the Company’s executive officers and directors have entered into a letter agreement with the Company, dated October 31, 2024 (the “Letter Agreement”), pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s executive officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. The underwriter of the Initial Public Offering has agreed to waive its rights to its Deferred Discount held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The Sponsor and the Company’s executive officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to the Amended and Restated Articles (i) in that would modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

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

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tarrifs, and the Company cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for a Business Combination and any target business with which the Company may ultimately consummate a Business Combination.

Liquidity

As of March 31, 2025, the Company had $1,128,699 in cash and a working capital of $1,191,453. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Going Concern,” the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of the accompanying unaudited condensed financial statements. The Company cannot be assured that its plans to consummate a Business Combination will be successful.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,128,699 and $1,237,201 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Securities Held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $176,408,479 and $174,580,335, respectively, were held in money market funds investing in Treasury bills.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares subject to possible redemption and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A Ordinary Shares subject to possible redemption. Offering costs allocated to Class A Ordinary Shares subject to possible redemption were charged to temporary equity while offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after Management’s evaluation are accounted for under equity treatment.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 798,000 Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised (see Note 5). As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the period presented.

	For the Three Months Ended March 31, 2025
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic net income per Ordinary Share:
Numerator:
Allocation of net income, basic	$1,205,431	$479,823
Denominator:
Basic weighted average Ordinary Shares outstanding	17,250,000	6,866,375
Basic net income per Ordinary Share	$0.07	$0.07

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of March 31, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	As of March 31, 2025	As of December 31, 2024

Balance brought forward	$174,580,335	$—
Gross proceeds	—	172,500,000
Less:
Proceeds allocated to Public Warrants	—	(517,500)
Public Shares issuance costs	—	(10,808,941)
Plus:
Remeasurement of carrying value to redemption value	1,828,144	13,406,776
Class A Ordinary Shares subject to possible redemption	$176,408,479	$174,580,335

Segment Reporting

The Company complies with FASB Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of June 18, 2024 (inception). There was no effect on the accompanying unaudited condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On November 4, 2024, the Company sold 17,250,000 Public Units, which included the full exercise by the underwriter of its Over-Allotment Option in the amount of 2,250,000 Option Units, at a price of $10.00 per Unit. Each Public Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per shares, subject to adjustments (see Note 7).

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG, LLC (“BTIG”) purchased an aggregate of 648,375 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,483,750. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7). The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. With certain limited exceptions, the Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company. If the initial Business Combination is not completed within the Combination Period, the proceeds from the Initial Public Offering and the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 20, 2024, the Company issued an aggregate of 5,750,000 Class B ordinary shares of the Company, $0.0001 par value (the “Class B Ordinary Shares”, and together with the “Class A Ordinary Shares”, the “Ordinary Shares”) to the Sponsor in a private placement prior to the Initial Public Offering (the “Founder Shares”, which unless the context otherwise requires, includes the Public Shares issuable upon conversion thereof), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. On July 12, 2024, the Company issued an additional 368,000 Founder Shares to the Sponsor, resulting in the Sponsor holding a total of 6,118,000 Founder Shares. The Founder Shares are identical to the Public Shares included in the Public Units, except that the Founder Shares automatically convert into Class A Ordinary Shares at the time of the initial Business Combination or earlier at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 798,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full, so that the Founder Shares would represent approximately 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On November 4, 2024, the Over-Allotment Option was exercised in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture. The Sponsor is not entitled to redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by it.

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

Registration Rights Agreement

The holders of the Founder Shares, Representative Shares (as defined in Note 6), Private Placement Units (including the underlying securities) and any private placement equivalent units (and underlying securities) that may be issued on conversion of any Working Capital Loans (as defined below) and Class A Ordinary Shares upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement entered into at the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Administrative Support Agreement

Commencing on November 1, 2024, the Company agreed to pay the Sponsor or an affiliate thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2025, the Company incurred and paid $30,000 for these services. These amounts are included in the operating costs on the accompanying unaudited condensed statement of operations.

Related Party Loans

On June 20, 2024, the Company and the Sponsor entered into a promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note, and as of March 31, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

On November 4, 2024, the Company repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. As of March 31, 2025, the $25,000 is due to be repaid to the Company from the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units and their underlying securities. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans and as of March 31, 2025, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 Option Units to cover any over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 4, 2024, in connection with the closing of the Initial Public Offering, the underwriters exercised their Over-Allotment Option in full and purchased the 2,250,000 Option Units at $10.00 per Option Unit.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Representative Shares

The Company issued to BTIG, the underwriter of the Initial Public Offering, 100,000 Class A Ordinary Shares in connection with the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. BTIG has agreed not to transfer, assign or sell any such Representative Shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agreed (and any of its designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete a Business Combination within the Combination Period.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized Ordinary Shares include up to (i) 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share, and (ii) 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of Class A Ordinary Shares that the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Amended and Restated Articles). Only holders of Class B Ordinary shares (i) have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands.

The Sponsor agreed to forfeit up to an aggregate of 798,000 Founder Shares depending on the extent to which the Over-Allotment Option was not exercised by the underwriters so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 4, 2024, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

As of March 31, 2025 and December 31, 2024, there were (i) 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and (ii) 6,118,000 Class B Ordinary Shares issued and outstanding.

Public Warrants

As of March 31, 2025, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Company has not registered Class A Ordinary Shares issuable upon exercise of the Public Warrants. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement registering, under the Securities Act, the issuance of the Class A Ordinary Shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Warrant Agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the Public Shares under applicable blue sky laws to the extent an exemption is not available.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 8.  FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2025 and November 4, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	November 4, 2024
Assets:
Cash and securities held in Trust Account	1	$176,408,479	$—

Equity:
Fair value of Public Warrants for Class A Ordinary Shares subject to possible redemption allocation	3	$—	$517,500
Fair value of the Representative Shares	3	$—	$748,747

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

The fair value of Public Warrants was determined using the Monte Carlo simulation. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

November 4, 2024

Underlying share price	$9.93
Term (years)	6.49
Risk-free rate	4.14%
Market adjustment	5.00%
Volatility	4.00%

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The fair value of the Representative Shares was determined using the Monte Carlo simulation. The Representative Shares have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Representative Shares:

November 4, 2024
Volatility	80.0%
Term	3 years
Average trading price post-Business Combination	$6.86
Discount on market adjustment	32.0%

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating officer decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statement of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31, 2025	December 31, 2024
Trust Account	$176,408,479	$174,580,335
Cash	$1,128,699	$1,237,201

For the Three Months Ended March 31, 2025
Operating costs	$155,106
Interest earned on cash and securities held in Trust Account	$1,828,144

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 31, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs, as reported on the accompanying unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statement of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on June 18, 2024 formed for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, offerings of equity securities, debt or a combination of cash, equity securities and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete an initial Business Combination will be successful.

In 2024, the SEC adopted additional rules and regulations relating to SPACs. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 18, 2024 (inception) through March 31, 2025 were organizational activities and those necessary to prepare for and consummate the Initial Public Offering, described below, and following the consummation of the Initial Public Offering, searing for a Business Combination target. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $1,685,254, which consists of interest earned on marketable securities held in Trust Account of $1,828,144, interest on operating account of $12,216 and operating costs of $155,106.

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

On June 20, 2024, we issued the IPO Promissory Note to the Sponsor, whereby the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which we consummated the Initial Public Offering. On November 4, 2024, we repaid the total outstanding balance of the IPO Promissory Note and as of March 31, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available. On November 4, 2024, we repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. As of March 31, 2025, the $25,000 is due to be repaid to us from the Sponsor.

We consummated the Initial Public Offering of 17,250,000 Public Units, which includes 2,250,000 Option Units purchased upon the full exercise of the Over-Allotment Option, at $10.00 per Public Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we consummated the sale of an aggregate of 648,375 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor and BTIG, generating gross proceeds of $6,483,750.

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

As of March 31, 2025, we had cash of $1,128,699. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Administrative Support Agreement

Commencing on November 3, 2025, and until completion of our initial Business Combination or liquidation, we pay an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. Under the Administrative Support Agreement, $30,000 was incurred and paid for the three months ended March 31, 2025.

Underwriting Agreement

We granted the underwriter of the Initial Public Offering a 45-day option to purchase up to 2,250,000 Option Units to cover any over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 4, 2024, in connection with the closing of the Initial Public Offering, the Over-Allotment Option was exercised in full and additional 2,50,000 Option Units were purchased at $10.00 per Option Unit.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates or policies to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 280 and existing segment disclosures in ASC 280. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement and (ii) 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the private placement of an aggregate of 648,375 Private Placement Units to the Sponsor and BTIG, the underwriter of the Initial Public Offing, at $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant, with each whole Private Placement Warrant exercisable to purchase one Class A Ordinary Share. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2025	Newbury Street II Acquisition Corp

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Jake Gudoian
	Name:	Jake Gudoian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)