Form 10-Q
period 2025-06-30
Newbury Street II Acquisition Corp
filed 2025-08-13
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, there were 17,998,375 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from June 18, 2024 (Inception) Through June 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2025 and for the Period from June 18, 2024 (Inception) Through June 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from June 18, 2024 (Inception) Through June 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Mine Safety Disclosures.	25

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

SIGNATURES		27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“Audit Committee” are to the Audit Committee of our Board of Directors (as defined below);

●	“ASC 280” are to the FASB (as defined below) Accounting Standards Codification Topic 280, “Segment Reporting”;

●	“ASU 2023-07” are to the FASB Accounting Standards Update Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“BTIG” are to BTIG, LLC, the underwriter of the Initial Public Offering (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating decision maker;

●	“Combination Period” are to the 24-month period, from the closing of the Initial Public Offering to November 4, 2026, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●

“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which the underwriter of the Initial Public Offering is entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued (i) upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination or (ii) at the option of the holders thereof, as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Initial Shareholders” are to holders of our Ordinary Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333- 281456);

●	“Letter Agreement” are to the Letter Agreement, dated October 31, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“New Directors” are to Anthony James Vinciquerra and William Zachre Wyatt, the new directors on our Board of Directors;

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

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units of our Company issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholders’ and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Representative Shares” are to 100,000 Class A Ordinary Shares purchased by BTIG in connection with the Initial Public Offering for a purchase price of $100, or $0.001 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, as the underwriter in the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	Unaudited
Assets
Current Assets
Cash	$1,065,294	$1,237,201
Due from Sponsor	25,000	25,000
Prepaid expenses	108,279	185,085
Total Current Assets	1,198,573	1,447,286
Long-term prepaid insurance	34,667	86,667
Cash and securities held in Trust Account	178,247,654	174,580,335
Total Assets	$179,480,894	$176,114,288

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$109,824	$38,679
Accrued offering costs	25,000	100,264
Total Current Liabilities	134,824	138,943
Deferred underwriting fee	6,037,500	6,037,500
Total Liabilities	6,172,324	6,176,443

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 17,250,000 shares issued and outstanding, at redemption value of $10.33 per share as of June 30, 2025 and $10.12 as of December 31, 2024	178,247,654	174,580,335
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	75	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	612	612
Additional paid-in capital	—	—
Accumulated deficit	(4,939,771)	(4,643,177)
Total Shareholders’ Deficit	(4,939,084)	(4,642,490)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$179,480,894	$176,114,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND FOR THE PERIOD FROM JUNE 18, 2024

(INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	For the Period from June 18, 2024 (inception) through June 30, 2024
Operating costs	$164,940	$320,046	$15,822
Loss from Operations	(164,940)	(320,046)	(15,822)

Other income:
Interest earned on cash and securities held in Trust Account	1,839,175	3,667,319	—
Interest on operating account	11,236	23,452	—
Total other income	1,850,411	3,690,771	—

Net Income (Loss)	$1,685,471	$3,370,725	$(15,822)

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	17,250,000	17,250,000	—
Basic Net Income per Ordinary Share, Redeemable Class A Ordinary Shares	$0.07	$0.14	$—
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares outstanding	6,866,375	6,866,375	6,118,000
Basic Net Income (Loss) per Ordinary Share, Non-Redeemable Class A and Class B Ordinary Shares	$0.07	$0.14	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,828,144)	(1,828,144)

Net income	—	—	—	—	—	1,685,254	1,685,254

Balance - March 31, 2025 (Unaudited)	748,375	$75	6,118,000	$612	$—	$(4,786,067)	$(4,785,380)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,839,175)	(1,839,175)

Net income	—	—	—	—	—	1,685,471	1,685,471
Balance - June 30, 2025 (Unaudited)	748,375	$75	6,118,000	$612	$—	$(4,939,771)	$(4,939,084)

FOR THE PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – as of June 18, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor	—	—	6,118,000	612	24,388	—	25,000

Net loss	—	—	—	—	—	(15,822)	(15,822)
Balance - June 30, 2024 (unaudited)	—	$—	6,118,000	$612	$24,388	$(15,822)	$9,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JUNE 18, 2024

(INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Period from June 18, 2024 (inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$3,370,725	$(15,822)
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B Ordinary Shares	—	5,402
Interest earned on cash and securities held in Trust Account	(3,667,319)	—
Changes in operating assets and liabilities:
Prepaid expenses	76,806	—
Long-term prepaid insurance	52,000	—
Accounts payables and accrued expenses	71,145	10,420
Accrued offering costs	(75,264)	—
Net Cash Used in Operating Activities	$(171,907)	$—
Net Change in Cash	(171,907)	—
Cash - Beginning of period	1,237,201	—
Cash - End of period	$1,065,294	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$7,505
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$17,495
Deferred offering costs included in accrued offering costs	$—	$37,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company has not yet identified. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through June 30, 2025 related to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2024, as amended (File No. 333-281456), was declared effective on October 31, 2024 (the “IPO Registration Statement”). On November 4, 2024, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”), which included the full exercise by the underwriter of its over-allotment option (the “Over-Allotment Option”) in the amount of 2,250,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $172,500,000, which is described in Note 3 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant of the Company (the “Public Warrants”).

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

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of Deferred Fee (as defined in Note 6), and $625,629 of other offering costs.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Trust Account

Following the closing of the Initial Public Offering, on November 4, 2024, an amount of $173,362,500 ($10.05 per Public Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), held only in either (i) U.S. Department of the Treasury (the “Treasury”) bills with a maturity of 185 days or less or in money market funds investing solely in Treasuries obligations, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. As of the accompanying condensed balance sheet date, these funds were held in money market accounts.

Initial Business Combination

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable, if any, on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Combination.

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with the Company where it does not survive and any transactions where the Company issues more than 20% of the issued and outstanding Ordinary Shares (as defined in Note 5) or seek to the Company’s amend the amended and restated memorandum and articles of association (the “Amended and Restated Articles”) would typically require shareholder approval. The Company intends to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing rules, or the Company chooses to seek shareholder approval for business or other reasons.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Sponsor and the Company’s executive officers and directors have entered into a letter agreement with the Company, dated October 31, 2024 (the “Letter Agreement”), pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s executive officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. The underwriter of the Initial Public Offering has agreed to waive its rights to the Deferred Fee held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

Board & Audit Committee Changes

On May 28, 2025, Matthew Hong notified the Board of his resignation as a member and chairman of the Board and a member and chair of the audit committee of the Company (the “Audit Committee”), effective as of the same day.

On May 28, 2025, the Board appointed Anthony James Vinciquerra and William Zachre Wyatt as directors of the Board (the “New Directors”). Effective as of May 28, 2025, Mr. Vinciquerra was appointed as chairman of the Board, Ted Seides, a director of the Company, was appointed as a member of the Audit Committee, and Josh Gold, a director and member of the Audit Committee, was appointed as chair of the Audit Committee. The New Directors will serve as Class III Directors of the Board, whose term will expire at the Company’s third annual general meeting.

In connection with the appointments, the New Directors signed a joinder to the Letter Agreement, pursuant to which, among other things, the signatories agreed to waive certain redemption rights and to vote any Ordinary Shares they hold in favor of an initial Business Combination. The New Directors also entered into a standard director indemnity agreement with the Company. Each of the New Directors will also receive membership interests in the Sponsor representing ownership of certain Class B Ordinary Shares solely upon consummation of the Business Combination with a target introduced by such director.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity

As of June 30, 2025, the Company had $1,065,294 in cash and a working capital of $1,063,749. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Going Concern,” the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of the accompanying unaudited condensed financial statements. The Company cannot be assured that its plans to consummate a Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,065,294 and $1,237,201 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $178,247,654 and $174,580,335, respectively, were held in money market funds investing in Treasury bills.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares subject to possible redemption and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A Ordinary Shares subject to possible redemption. Offering costs allocated to Class A Ordinary Shares subject to possible redemption were charged to temporary equity; offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as Public Warrants. Private Placement Warrants after Management’s evaluation are accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and recorded the warrant instruments under equity treatment at their assigned values.

Net Income (Loss) per Ordinary Share

Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 798,000 Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised (see Note 5). As of June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income (loss) per Ordinary Share is the same as basic income (loss) per Ordinary Share for the period presented.

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from June 18, 2024 (inception) through June 30, 2024
Ordinary Shares subject to possible redemption
Numerator:
Net income allocable to Ordinary Shares subject to possible redemption	$1,205,586	$2,411,018	$—
Denominator:
Weighted average shares outstanding, redeemable Ordinary Shares	17,250,000	17,250,000	—
Basic and diluted net income per share, redeemable Ordinary Shares	$0.07	$0.14	$—

Non-redeemable Ordinary Shares
Numerator:
Net income (loss) allocable to common stock not subject to redemption	$479,885	$959,707	$(15,822)
Denominator:
Weighted average shares outstanding, non-redeemable Ordinary Shares	6,866,375	6,866,375	6,118,000
Basic and diluted net income (loss) per share, non-redeemable Ordinary Shares	$0.07	$0.14	$—

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Ordinary Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of June 30, 2025 and December 31, 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	As of June 30, 2025	As of December 31, 2024

Balance brought forward	$174,580,335	$—
Gross proceeds	—	172,500,000
Less:
Proceeds allocated to Public Warrants	—	(517,500)
Public Shares issuance costs	—	(10,808,941)
Plus:
Remeasurement of carrying value to redemption value	3,667,319	13,406,776
Class A Ordinary Shares subject to possible redemption	$178,247,654	$174,580,335

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

On November 4, 2024, the Company sold 17,250,000 Public Units, which included the full exercise by the underwriter of its Over-Allotment Option in the amount of 2,250,000 Option Units, at a price of $10.00 per Option Unit. Each Public Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 20, 2024, the Company issued an aggregate of 5,750,000 Class B ordinary shares of the Company, $0.0001 par value (the “Class B Ordinary Shares”, and together with the “Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor in a private placement prior to the Initial Public Offering (the “Founder Shares”, which unless the context otherwise requires, includes the Class A Ordinary Shares issuable upon conversion thereof), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. On July 12, 2024, the Company issued an additional 368,000 Founder Shares to the Sponsor, resulting in the Sponsor holding a total of 6,118,000 Founder Shares. The Founder Shares are identical to the Public Shares included in the Public Units, except that the Founder Shares automatically convert into Class A Ordinary Shares at the time of the initial Business Combination or earlier at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below. The Sponsor had agreed to forfeit up to an aggregate of 798,000 Founder Shares to the extent that the Over-Allotment Option was not exercised in full, so that the Founder Shares would represent approximately 25% of the Company’s issued and outstanding Ordinary Shares after the Initial Public Offering. On November 4, 2024, the Over-Allotment Option was exercised in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture. The Sponsor is not entitled to redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within the Combination Period, the Sponsor will not be entitled to liquidating distributions from the Trust Account with respect to any Founder Shares or Private Placement Shares held by it.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Representative Shares (as defined in Note 6), (iii) Private Placement Units (including the underlying securities) and any private placement equivalent units (and underlying securities) that may be issued on conversion of any Working Capital Loans (as defined below) and (iv) Class A Ordinary Shares upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement entered into at the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on November 1, 2024, the Company agreed to pay the Sponsor or an affiliate thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2025, the Company incurred and paid $30,000 for these services and for the six months ended June 30, 2025, the Company incurred and paid $60,000 for these services. These amounts are included in the operating costs on the accompanying unaudited condensed statements of operations.

Related Party Loans

On June 20, 2024, the Company and the Sponsor entered into a promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note and as of June 30, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

On November 4, 2024, the Company repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. As of June 30, 2025, the $25,000 is due to be repaid to the Company from the Sponsor.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units and their underlying securities. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,250,000 Option Units to cover any over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 4, 2024, in connection with the closing of the Initial Public Offering, the underwriter exercised its Over-Allotment Option in full and purchased the 2,250,000 Option Units at $10.00 per Option Unit.

The Company paid an underwriting discount of 2.0% of the per Unit offering price to the underwriter at the closing of the Initial Public Offering, or $3,450,000 in the aggregate. In addition, the underwriter is entitled to an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its initial Business Combination, or $6,037,500 in the aggregate (the “Deferred Fee”). The Deferred Fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Sponsor agreed to forfeit up to an aggregate of 798,000 Founder Shares depending on the extent to which the Over-Allotment Option was not exercised by the underwriter so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 4, 2024, the underwriter exercised its Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

As of June 30, 2025 and December 31, 2024, there were (i) 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and (ii) 6,118,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of June 30, 2025, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental Stock Transfer & Trust Company (“Continental”), dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Public Warrants

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2025 and November 4, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	November 4, 2024
Assets:
Cash and securities held in Trust Account	1	$178,247,654	$—

Equity:
Fair value of Public Warrants for Class A Ordinary Shares subject to possible redemption allocation	3		$517,500
Fair value of the Representative Shares	3		$748,747

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

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	June 30, 2025	December 31, 2024
Trust Account	$178,247,654	$174,580,335
Cash	$1,065,294	$1,237,201

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from June 18, 2024 (inception) through June 30, 2024
Operating costs	$164,940	$320,046	$15,822
Interest earned on marketable securities held in Trust Account	$1,839,175	$3,667,319	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 31, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

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

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements included in our IPO Registration Statement. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $1,685,471, which consists of interest earned on marketable securities held in Trust Account of $1,839,175, interest on operating account of $11,236 and operating costs of $164,940.

For the six months ended June 30, 2025, we had a net profit of $3,370,725, which consists of interest earned on marketable securities held in Trust Account of $3,667,319, interest on operating account of $23,452 and operating costs of $320,046.

For the period from June 18, 2024 (inception) through June 30, 2024, we had a net loss of $(15,822), which consists of operating costs of $15,822.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was proceeds from an initial purchase of Class B Ordinary Shares by the Sponsor and loans from the Sponsor pursuant to the IPO Promissory Note.

On June 20, 2024, we issued the IPO Promissory Note to the Sponsor, whereby the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which we consummated the Initial Public Offering. On November 4, 2024, we repaid the total outstanding balance of the IPO Promissory Note and as of June 30, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available. On November 4, 2024, we repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. As of June 30, 2025, the $25,000 is due to be repaid to us from the Sponsor.

We consummated the Initial Public Offering of 17,250,000 Public Units, which includes 2,250,000 Option Units purchased upon the full exercise of the Over-Allotment Option, at $10.00 per Public Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we consummated the sale of an aggregate of 648,375 Private Placement Units at a price of $10.00 per Private Placement Unit in the Private Placement to the Sponsor and BTIG, generating gross proceeds of $6,483,750.

Following the Initial Public Offering, the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred $10,113,129 in offering expenses, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of Deferred Fee to the underwriter, and $625,629 of other offering costs. The proceeds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

As of June 30, 2025, we had cash of $1,065,294. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

Administrative Support Agreement

Commencing on November 3, 2025, and until completion of our initial Business Combination or liquidation, we pay an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three months ended June 30, 2025, we incurred and paid $30,000 for these services and for the six months ended June 30, 2025, we incurred and paid $60,000 for these services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees pursuant to the Administrative Support Agreement.

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

We paid an underwriting discount of 2.0% of the per Public Unit offering price to the underwriter at the closing of the Initial Public Offering, or $3,450,000 in the aggregate. In addition, the underwriter is entitled to an additional fee of 3.5% of the gross offering proceeds payable only upon our completion of the initial Business Combination, or $6,037,500 in the aggregate. The Deferred Fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event we complete an initial Business Combination.

We also issued to BTIG, the underwriter for the Initial Public Offering, 100,000 Class A Ordinary Shares in connection with the Initial Public Offering. We accounted for such Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. BTIG has agreed not to transfer, assign or sell any such shares without our prior consent until the completion of the initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agreed (and any of its designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a Business Combination within the Combination Period.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires our Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates or policies to be disclosed.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 648,375 Private Placement Units to the Sponsor and BTIG, the underwriter of the Initial Public Offing, at $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant, with each whole Private Placement Warrant exercisable to purchase one Class A Ordinary Share. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. The Private Placement Warrants are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On May 28, 2025, Matthew Hong notified the Board of his resignation as a member and chairman of the Board and a member and chair of the Audit Committee, effective as of the same day.

On May 28, 2025, the Board appointed Anthony James Vinciquerra and William Zachre Wyatt as directors of the Board. Effective as of May 28, 2025, Mr. Vinciquerra was appointed as chairman of the Board, Ted Seides, a director of our Company, was appointed as a member of the Audit Committee, and Josh Gold, a director and member of the Audit Committee, was appointed as chair of the Audit Committee. The New Directors will serve as Class III Directors of the Board, whose term will expire at our third annual general meeting.

In connection with the appointments, the New Directors signed a joinder to the Letter Agreement, pursuant to which, among other things, the signatories agreed to waive certain redemption rights and to vote any Ordinary Shares they hold in favor of an initial Business Combination. The New Directors also entered into a standard director indemnity agreement with our Company. Each of the New Directors will also receive membership interests in the Sponsor representing ownership of certain Class B Ordinary Shares solely upon consummation of the Business Combination with a target introduced by such director.

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

Dated: August 13, 2025	Newbury Street II Acquisition Corp

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Jake Gudoian
	Name:	Jake Gudoian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)