Form 10-Q
period 2025-09-30
Newbury Street II Acquisition Corp
filed 2025-11-14
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001- 42391

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

As of November 14, 2025, there were 17,998,375 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the (i) Three and Nine Months Ended September 30, 2025, (ii) Three Months Ended September 30, 2024 and (iii) Period from June 18, 2024 (Inception) through September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the (i) Three and Nine Months Ended September 30, 2025 and (ii) Three Months Ended September 30, 2024 and (iii) Period from June 18, 2024 (Inception) through September 30, 2024 (Unaudited)	3

	Condensed Statements of Cash Flows for the (i) Nine Months Ended September 30, 2025 and (ii) Period from June 18, 2024 (Inception) through September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	25

Item 6.	Exhibits.	25

SIGNATURES		26

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the underwriter of the Initial Public Offering (as defined below);

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating decision maker;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering to November 4, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which the BTIG is entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority, Inc.;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement upon the conversion of an equal number of Class B Ordinary Shares; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333-281456);

●	“Letter Agreement” are to the Letter Agreement, dated October 31, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by BTIG pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that BTIG had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 31, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025;

●	“Representative Shares” are to the 100,000 Class A Ordinary Shares issued to BTIG in connection with our Initial Public Offering for a purchase price of $100, or $0.001 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, as the underwriter of the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$949,601	$1,237,201
Due from Sponsor	32,590	25,000
Prepaid expenses	104,834	185,085
Total current assets	1,087,025	1,447,286
Long-term prepaid insurance	8,667	86,667
Cash and securities held in Trust Account	180,109,893	174,580,335
Total Assets	$181,205,585	$176,114,288

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payables and accrued expenses	$102,408	$38,679
Accrued offering costs	25,000	100,264
Total current liabilities	127,408	138,943
Deferred underwriting fee	6,037,500	6,037,500
Total Liabilities	6,164,908	6,176,443

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 17,250,000 shares issued and outstanding, at redemption value of $10.44 per share as of September 30, 2025 and $10.12 as of December 31, 2024	180,109,893	174,580,335
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	75	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	612	612
Additional paid-in capital	—	—
Accumulated deficit	(5,069,903)	(4,643,177)
Total Shareholders’ Deficit	(5,069,216)	(4,642,490)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$181,205,585	$176,114,288

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from June 18, 2024 (inception) through September 30, 2024
General and administrative costs	$140,317	$25,780	$460,363	$41,602
Loss from Operations	(140,317)	(25,780)	(460,363)	(41,602)

Other income:
Interest earned on cash and securities held in Trust Account	1,862,239	—	5,529,558	—
Interest on operating account	10,185	—	33,637	—
Total other income	1,872,424	—	5,563,195	—

Net Income (Loss)	$1,732,107	$(25,780)	$5,102,832	$(41,602)

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	17,250,000	—	17,250,000	—
Basic Net Income per Ordinary Share, Redeemable Class A Ordinary Shares	$0.07	$—	$0.21	$—
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares outstanding	6,866,375	5,320,000	6,866,375	5,320,000
Basic Net Income (Loss) per Ordinary Share, Non-Redeemable Class A and Class B Ordinary Shares	$0.07	$—	$0.21	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,828,144)	(1,828,144)
Net income	—	—	—	—	—	1,685,254	1,685,254
Balance - March 31, 2025 (Unaudited)	748,375	75	6,118,000	612	—	(4,786,067)	(4,785,380)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,839,175)	(1,839,175)
Net income	—	—	—	—	—	1,685,471	1,685,471
Balance - June 30, 2025 (Unaudited)	748,375	75	6,118,000	612	—	(4,939,771)	(4,939,084)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,862,239)	(1,862,239)
Net income	—	—	—	—	—	1,732,107	1,732,107
Balance - September 30, 2025 (Unaudited)	748,375	$75	6,118,000	$612	$—	$(5,069,903)	$(5,069,216)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE

PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 18, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	6,118,000	612	24,388	—	25,000
Net loss	—	—	—	—	—	(15,822)	(15,822)
Balance – June 30, 2024 (unaudited)	—	—	6,118,000	612	24,388	(15,822)	9,178
Net loss	—	—	—	—	—	(25,780)	(25,780)
Balance – September 30, 2024 (unaudited)	—	$—	6,118,000	$612	$24,388	$(41,602)	$(16,602)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JUNE 18, 2024 (INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

	Nine Months Ended September 30, 2025	Period from June 18, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$5,102,832	$(41,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class B Ordinary Shares	—	5,402
Payment of operation costs through IPO Promissory Note - related party	—	30,400
Interest earned on cash and securities held in Trust Account	(5,529,558)	—
Changes in operating assets and liabilities:
Prepaid expenses	80,251	—
Due from Sponsor	(7,590)
Long-term prepaid insurance	78,000	—
Accounts payables and accrued expenses	63,729	5,800
Accrued offering costs	(75,264)	—
Net Cash Used in Operating Activities	$(287,600)	$—

Net Change in Cash	(287,600)	—
Cash - Beginning of period	1,237,201	—
Cash - End of period	$949,601	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$19,873
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$183,306
Deferred offering costs included in accrued offering costs	$—	$19,598

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company has not yet identified. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As of September 30, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through September 30, 2025 related to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2024, as amended (File No. 333-281456), was declared effective on October 31, 2024 (the “IPO Registration Statement”). On November 4, 2024, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”), which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,250,000 Public Units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $172,500,000, which is described in Note 3 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units”, and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and BTIG, LLLC (“BTIG”), the underwriter in the Initial Public Offering, in a private placement, generating gross proceeds of $6,483,750, which is described in Note 4 (the “Private Placement”). Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”).

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,037,500 (as defined in Note 6), and $625,629 of other offering costs.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The Trust Account

Following the closing of the Initial Public Offering, on November 4, 2024, an amount of $173,362,500 ($10.05 per Public Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account are held only in (i) U.S. Department of the Treasury (the “Treasury”) bills with a maturity of 185 days or less or in money market funds investing solely in Treasuries obligations, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. As of the accompanying condensed balance sheets date, these funds were held in money market accounts.

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

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with the Company where it does not survive and any transactions where the Company issues more than 20% of the issued and outstanding Ordinary Shares (as defined in Note 5) or seek to the Company’s amend the amended and restated memorandum and articles of association (as currently in effect, the “Amended and Restated Articles”) would typically require shareholder approval. The Company intends to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing rules, or the Company chooses to seek shareholder approval for business or other reasons.

The Amended and Restated Articles provides that the Company has until November 4, 2026, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve to consummate the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject in each case to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire without value to the holder if the Company fails to complete the initial Business Combination within the Combination Period.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The Sponsor and the Company’s executive officers and directors have entered into a letter agreement with the Company, dated October 31, 2024 (the “Letter Agreement”), pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s executive officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. BTIG has agreed to waive its rights to the Deferred Fee held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The Sponsor, and the Company’s executive officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to the Amended and Restated Articles (i) in that would modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

Board and Audit Committee Changes

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Liquidity, Capital Resources and Going Concern

The Company has a mandatory liquidation date of November 4, 2026, the end of the Combination Period, at which time it will cease all operations except for the purpose of winding up, redeeming public shares, and liquidating. As of September 30, 2025, the Company had working capital of $959,617 and cash outside the Trust Account available to fund ongoing operating expenses.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” Management has evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompany unaudited condensed financial statements were issued. The Company’s liquidity needs through the liquidation date will depend on the level of transaction costs and the timing of a potential Business Combination. While the current working capital is expected to be sufficient to fund operations for 12 months from the issuance of the accompany unaudited condensed financial statements, if additional expenses are incurred or the Business Combination process extends significantly, the Company may need to seek additional financing from its sponsor or third parties.

If the Company is unable to complete a Business Combination by November 4, 2026, it will liquidate the Trust Account and distribute the funds to its Public Shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The accompany unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any future periods.

Emerging Growth Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $949,601 and $1,237,201 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $180,109,893 and $174,580,335, respectively, were held in money market funds investing in Treasury bills.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. For the period from June 18, 2024 (inception) through September 30, 2024, weighted average Ordinary Shares were reduced for the effect of an aggregate of 798,000 Founder Shares that were subject to forfeiture if the Over-Allotment Option was not exercised (see Note 5). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income (loss) per Ordinary Share is the same as basic income (loss) per Ordinary Share for the periods presented.

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from June 18, 2024 (inception) through September 30, 2024
Ordinary Shares subject to possible redemption
Numerator:
Net income allocable to Ordinary Shares subject to possible redemption	$1,238,944	$—	$3,649,962	$—
Denominator:
Weighted average shares outstanding, redeemable Ordinary Shares	17,250,000	—	17,250,000	—
Basic and diluted net income per share, redeemable Ordinary Shares	$0.07	$—	$0.21	$—

Non-redeemable Ordinary Shares
Numerator:
Net income (loss) allocable to Ordinary Shares not subject to redemption	$493,163	$(25,780)	$1,452,870	$(41,602)
Denominator:
Weighted average shares outstanding, non-redeemable Ordinary Shares	6,866,375	5,320,000	6,866,375	5,320,000
Basic and diluted net income (loss) per share, non-redeemable Ordinary Shares	$0.07	$—	$0.21	$(0.01)

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of September 30, 2025, and December 31, 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	As of September 30, 2025	As of December 31, 2024

Balance brought forward	$174,580,335	$—
Gross proceeds	—	172,500,000
Less:
Proceeds allocated to Public Warrants	—	(517,500)
Public Shares issuance costs	—	(10,808,941)
Plus:
Remeasurement of carrying value to redemption value	5,529,558	13,406,776
Class A Ordinary Shares subject to possible redemption	$180,109,893	$174,580,335

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

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires the disclosure of additional segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of March 31, 2025 (see Note 9).

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On November 4, 2024, the Company sold 17,250,000 Public Units, which included the full exercise of the Over-Allotment Option in the amount of 2,250,000 Option Units, at a price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 648,375 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,483,750. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7). The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. With certain limited exceptions, the Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company. If the initial Business Combination is not completed within the Combination Period, the proceeds from the Initial Public Offering and the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Pursuant to the Letter Agreement, the Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Public Shares for cash, securities or other property.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Representative Shares (as defined in Note 6), (iii) Private Placement Units (including the underlying securities) and any private placement equivalent units (and underlying securities) that may be issued on conversion of any Working Capital Loans (as defined below) and (iv) Class A Ordinary Shares upon conversion of the Founder Shares, are entitled to registration rights pursuant to a registration rights agreement, dated October 31, 2024, by and among the Company and certain security holders (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

Administrative Support Agreement

Commencing on November 1, 2024, the Company entered into an administrative services agreement, dated October 31, 2024 (the “Administrative Services Agreement”), with an affiliate of the Sponsor, pursuant to which, the Company agreed to pay the affiliate of the Sponsor an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2025, the Company incurred and paid $30,000 for these services and for the nine months ended September 30, 2025, the Company incurred and paid $90,000 for these services. These amounts are included in the general and administrative costs on the accompanying unaudited condensed statements of operations.

IPO Promissory Note

On June 20, 2024, the Company and the Sponsor entered into a promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note and as of September 30, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

On November 4, 2024, the Company repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On September 26, 2025, the Company paid tax and accounting expenses on behalf of the Sponsor of $7,590. As of September 30, 2025 and December 31, 2024, $32,590 and $25,000, respectively, were due to be repaid to the Company from the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units and their underlying securities. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted BTIG a 45-day option to purchase up to 2,250,000 Option Units to cover any over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions (the “Over-Allotment Option”). On November 4, 2024, in connection with the closing of the Initial Public Offering, BTIG exercised its Over-Allotment Option in full and purchased the 2,250,000 Option Units at $10.00 per Option Unit.

The Company paid an underwriting discount of 2.0% of the per Public Unit offering price to BTIG at the closing of the Initial Public Offering, or $3,450,000 in the aggregate. In addition, BTIG is entitled to an additional fee of 3.5% of the gross offering proceeds payable only upon the Company’s completion of its initial Business Combination, or $6,037,500 in the aggregate (the “Deferred Fee”). The Deferred Fee will become payable to BTIG from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

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

The Sponsor agreed to forfeit up to an aggregate of 798,000 Founder Shares depending on the extent to which the Over-Allotment Option was not exercised by BTIG so that the Founder Shares would represent 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 4, 2024, BTIG exercised its Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

As of September 30, 2025 and December 31, 2024, there were (i) 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and (ii) 6,118,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of September 30, 2025 and December 31, 2024, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental, dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Private Placement Warrants

The Private Placement Warrants are non-redeemable. The Private Placement Warrants may also be exercised for cash or on a cashless basis. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, with certain limited exceptions, including that the Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will not be redeemable by the Company.

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025, December 31, 2024, and November 4, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Assets:
Cash and securities held in Trust Account	1	$180,109,893	$174,580,335

Description	Level	November 4, 2024
Equity:
Fair value of Public Warrants for Class A Ordinary Shares subject to possible redemption allocation	3	$517,500
Fair value of the Representative Shares	3	$748,747

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

The fair value of the Representative Shares was determined using the Monte Carlo simulation. The Representative Shares have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Representative Shares:

November 4, 2024
Volatility	80%
Term (years)	3
Average trading price post-Business Combination	$6.86
Discount on market adjustment	32.0%

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income (loss). The measure of segment assets is reported on the accompanying unaudited condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	September 30, 2025	December 31, 2024
Trust Account	$180,109,893	$174,580,335
Cash	$949,601	$1,237,201

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from June 18, 2024 (inception) through September 30, 2024
General and administrative costs	$140,317	$25,780	$460,363	$41,602
Interest earned on marketable securities held in Trust Account	$1,862,239	$—	$5,529,558	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 31, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income (loss) are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on June 18, 2024, for the purpose of effecting a Business Combination. Our Sponsor is Newbury Street II Acquisition Sponsor LLC.

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on October 31, 2024. On November 4, 2024, we consummated our Initial Public Offering of 17,250,000 Public Units, including 2,250,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $172,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 648,375 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,483,750. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $173,362,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, or (iii) as cash or cash items (including in demand deposit accounts) at a bank as determined by us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until November 4, 2026 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our Board may approve or such later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 18, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $1,732,107, which consists of interest earned on marketable securities held in the Trust Account of $1,862,239, interest on operating account of $10,185 and general and administrative costs of $140,317.

For the three months ended September 30 2024, we had a net loss of $25,780, which consists of general and administrative costs of $25,780.

For the nine months ended September 30, 2025, we had a net income of $5,102,832, which consists of interest earned on marketable securities held in the Trust Account of $5,529,558, interest on operating account of $33,637 and general and administrative costs of $460,363.

For the period from June 18, 2024 (inception) through September 30, 2024, we had a net loss of $41,602, which consists of general and administrative costs of $41,602.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was initially placed in the Trust Account. We incurred fees of $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of Deferred Fee, and $625,629 of other offering costs.

As of September 30, 2025 and December 31, 2024, we had $949,601 and $1,237,201, respectively, of cash in our operating account. As of September 30, 2025 and December 31, 2024, we had a working capital of $959,617 and $1,308,343, respectively.

As of September 30, 2025 and December 31, 2024, we had marketable securities held in the Trust Account of approximately $180,109,893 and $174,580,335, respectively (including approximately $7,609,893 and $2,080,335, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which intertest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of September 30, 2025, we had cash held outside of the Trust Account of $949,601. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside the Trust Account.

Going Concern

We have a mandatory liquidation date of November 4, 2026, the end of our Combination Period, at which time we will cease all operations except for the purpose of winding up, redeeming public shares, and liquidating. As of September 30, 2025, we had working capital of $959,617 and $949,601 of cash outside the Trust Account available to fund ongoing operating expenses.

In accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” Management has evaluated whether conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included in this Report under “Item 1. Financial Statements” were issued. Our liquidity needs through the liquidation date will depend on the level of transaction costs and the timing of a potential Business Combination. While the current working capital is expected to be sufficient to fund operations for 12 months from the issuance of the financial statements included in this Report under “Item 1. Financial Statements”, if additional expenses are incurred or the Business Combination process extends significantly, we may need to seek additional financing from our Sponsor or third parties.

If we are unable to complete a Business Combination by November 4, 2026, we will liquidate the Trust Account and distribute the funds to our Public Shareholders. This condition raises substantial doubt about our ability to continue as a going concern. The financial statements included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $213,706 was fully repaid upon the consummation of our Initial Public Offering on November 4, 2024. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2025 and December 31, 2024, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on November 1, 2024, and until the completion of our Business Combination or liquidation, we pay an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three and nine months ended September 30, 2025, we incurred $30,000 and $90,000, respectively, in fees for these services, of which such amount is included in accrued expenses in the condensed balance sheets of the financial statements included in this Report under “Item 1. Financial Statements”.

Underwriting Agreement and Representative Shares

We granted BTIG a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On November 4, 2025, BTIG fully exercised their Over-Allotment Option.

BTIG is entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination pursuant to the Underwriting Agreement.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) Representative Shares, (iii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting policies. See Note 2—“Summary of Significant Accounting Policies” of our unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets included in this Report under “Item 1. Financial Statements”.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per Ordinary Share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income (loss) pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

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

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, and (iii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on May 15, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in “Item 1. Financial Statements” of this Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on December 16, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

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

Dated: November 14, 2025	Newbury Street II Acquisition Corp

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Jake Gudoian
	Name:	Jake Gudoian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)