Form 10-K
period 2025-12-31
Newbury Street II Acquisition Corp
filed 2026-03-06
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $180,217,774.

As of March 6, 2026, there were 17,998,375 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses;

●	our ability to complete our initial Business Combination;

●	our expectations regarding the potential performance of the prospective target business or businesses;

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC (as defined below) on March 31, 2025;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the Underwriter (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of October 22, 2024;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 4, 2026, that we have to consummate an initial Business Combination; or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,037,500 that the Underwriter is entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our initial Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Insider Trading Policy” are to the insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333- 281456);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated October 31, 2024, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by the Underwriter pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriter had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

v

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.54 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 31, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Representative Shares” are to 100,000 Class A Ordinary Shares purchased by BTIG in connection with the Initial Public Offering for a purchase price of $100, or $0.001 per share;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated October 31, 2024, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriter” is to the underwriter of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, the Underwriter;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated October 31, 2024, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on June 18, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We may pursue an initial Business Combination target in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to the Initial Public Offering, and (iii) subsequent to the consummation of the Initial Public Offering, searching for a Business Combination target. As of the date of this Report, we have not selected any Business Combination target. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on October 31, 2025. On November 4, 2024, we consummated our Initial Public Offering of 17,250,000 Public Units, including 2,250,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $172,500,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 648,375 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $6,483,750. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. Each Private Placement Unit consists of one Private Placement Share and one-half of one Private Placement Warrant, with each whole Private Placement Warrant exercisable to purchase one Class A Ordinary Share. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $173,362,500, comprised of $169,000,000 of the proceeds from the Initial Public Offering and $4,362,500 of the proceeds from the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Anthony James Vinciquerra, the Chairman of our Board, (ii) Thomas Bushey, our Chief Executive Officer and (iii) Jake Gudoian, our Chief Financial Officer, who have many years of experience in identifying, acquiring, investing in and operating businesses, and providing depth of knowledge in capital markets. We must complete our initial Business Combination by (i) November 4, 2026, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles . If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

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

Build and Operate Successful Multi-Billion Dollar Companies. Our Management Team and Board have experience building and operating multibillion-dollar companies and we believe they have the ability to identify attractive candidates for our initial Business Combination. A distinguishing factor for our organization is the potential for any of our Management Team to remain involved in an operating or board capacity of the newly public company post transaction. Our Management Team has experience fostering relationships with sellers, capital providers and target management teams. Our Management Team also has experience integrating businesses acquired in mergers and acquisitions, and are capable of growing a business organically or inorganically if needed.

Strong and Stable Financial Position with Flexibility. With funds in the Trust Account of approximately $181,847,374 (as of December 31, 2025, before taxes payable, if any) available to use for a Business Combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe has the following characteristics:

●	Benefits from a Public Currency and Access to Public Equity Markets. We are looking for a company with access to the public equity markets could allow the target company to utilize additional forms of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

●	Has a Strong Competitive Position and Growing Platform. We seek to acquire companies that we believe possess not only established business models and sustainable competitive advantages, but also a growing platform for equity investors.

●	Has an Ability to Scale Beyond Domestic Market. We are looking for a company with a product or platform that can be relevant internationally. We are aiming to replicate the competitive advantages within new markets as we assist the company expand.

●	Operated by a Talented and Incentivized Management Team. We are focusing on companies with strong and experienced management teams that desire a significant equity stake in the post-Business Combination company. We seek to partner with a management team and/or sellers who are well-incentivized and aligned in an effort to create shareholder value.

●	Benefits from Our Ability to Structure Transaction to Unlock and Maximize Value. We are looking for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction.

●	Has Revenue and Earnings Growth Potential. We are seeking to acquire one or more businesses that have multiple, diverse potential drivers of revenue and earnings growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our Management Team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sponsor Information

Our Sponsor, Newbury Street II Acquisition Sponsor LLC, is a Delaware limited liability company, which was formed to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. Thomas Bushey, our Chief Executive Officer and a member of our Board of Directors is the managing member of the Sponsor. Mr. Bushey controls the management of our Sponsor, including the exercise of voting and investment discretion over the securities of our Company held by our Sponsor. As manager of our Sponsor, Mr. Bushey beneficially owns membership interests in our Sponsor, which represent approximately 100% of the economic interests in our Sponsor.

Our independent directors have received for their services as a director an indirect interest in the Founder Shares through membership interests in our Sponsor. Other than our Management Team, none of the other members of our Sponsor participate in our Company’s activities.

Because our Sponsor acquired the Founder Shares at a nominal price, our Public Shareholders incurred an immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Public Warrants. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution. In addition, the cashless exercise of the Warrants would further increase the dilution to our Public Shareholders.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers has agreed to restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units (and the underlying securities). The Letter Agreement also provides that the Sponsor and each director and officer agree to vote any Founder Shares, Private Placement Shares and any Public Shares they may own in favor of a proposed initial Business Combination if we seek shareholder approval for such Business Combination and in favor of any proposals recommended by our Board of Directors in connection with such Business Combination (except with respect to any such Public Shares that may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). Further, our Sponsor, directors and officers also agreed not to redeem any Public Shares they may hold in connection with such shareholder approval. The Letter Agreement may not be changed, amended, modified or waived, except by a written instrument executed by (i) us, (ii) our Sponsor and (iii) each of directors and officers. In addition, the Underwriting Agreement requires the written consent of BTIG for any amendment to the Letter Agreement and the provision of the Underwriting Agreement that provides that for a period of 180 days from the date of the Initial Public Offering prospectus, none of us, our Sponsor or our directors or officers will, without the prior written consent of BTIG, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, Units, Warrants, Class A Ordinary Shares or any other securities convertible into, or exercisable, or exchangeable for, Class A Ordinary Shares, subject to certain exceptions.

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

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our Management Team endeavors to evaluate the risks inherent in a particular target business, we cannot assure our shareholders that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that is made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination. Subject to this requirement, our Management Team will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial Business Combination solely with another blank check company or a similar company with nominal operations.

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

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, directors or officers. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, directors or officers, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context.

Our Sponsor and its members and members of our Management Team directly or indirectly own Founder Shares, Private Placement Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. However, based on the existing relationships of our Sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no Business Combination is consummated, the fact that we may consummate a Business Combination with a target in any sector, and that the type of transaction that we would target would be of a nature substantially different than what they would target, we do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Potential Additional Financings

Should we seek to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through (i) the issuance of (x) equity or (y) any securities of our Company that are convertible into, or exchangeable or exercisable for, equity securities of our Company, including any private placement of equity or debt, or (ii) loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Selection of a Target Business and Structuring of our Initial Business Combination

The Nasdaq Rules require that our initial Business Combination must be with one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable, if any) at the time of the agreement to enter into the initial Business Combination (the “80% Test”).

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

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the initial Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial Business Combination for seeking shareholder approval or for purposes of a tender offer, as applicable.

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

Financial Position

With funds available for a Business Combination from the Initial Public Offering and the Private Placement in the amount of $181,847,374 as of December 31, 2025 (not including amounts held outside of the Trust Account for working capital), assuming no redemptions and before payment of the Deferred Fee, taxes payable, if any, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business. We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

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

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place our Company at a disadvantage in the transaction or result in other additional burdens on our Company;

●	the expected cost of holding a shareholder vote;

●	the risk that our shareholders would fail to approve the proposed Business Combination;

●	other time and budget constraints of our Company; and

●	additional legal complexities of a proposed Business Combination that would be time consuming and burdensome to present to our shareholders.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial Business Combination, all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. At the completion of our initial Business Combination, we will be required to purchase any Ordinary Shares properly delivered for redemption and not withdrawn. The amount in the Trust Account was $10.54 per Public Share as of December 31, 2025 (before taxes payable, if any). The per-share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriter. The redemption rights include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our Public Warrants.

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of our initial Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial Business Combination, all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would typically require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, unless shareholder approval is required by applicable law or stock exchange listing requirement, or we choose to seek shareholder approval for business or other reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote to approve our initial Business Combination for business or other reasons, we will, pursuant to our Amended and Restated Articles:

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

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our Amended and Restated Articles:

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

If we seek shareholder approval, we will complete our initial Business Combination only if we receive approval of an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares, Private Placement Shares, and Representative Shares, we would need 5,191,813 or 30.01%, of the 17,250,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares.

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

Limitation on Redemptions Upon Completion of our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), are restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”), without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such Public Shareholders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us, our Sponsor or its affiliates to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares, we believe we are limiting the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we will not be restricting our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

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

Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our Business Combination.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have until the end of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

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

Our Sponsor, our directors and officers have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii)  any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $772,506 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management Team will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if our Management Team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by our Management Team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the Combination Period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce their respective indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than the Redemption Price.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all (i) vendors, (ii) service providers (other than our independent registered public accounting firm), (iii) prospective target businesses and (iv) other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act. We had $772,506 from the proceeds of the Initial Public Offering and the Private Placement, as of December 31, 2025, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.54 as of December 31, 2025, per Public Share to our Public Shareholders. Additionally, if we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by Public Shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our Public Shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Public Shares that such Public Shareholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Articles (x) in a manner that would affect the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of our Public Shares if we have not completed an initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants.

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

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accounting firm. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to the consummation of our initial Business Combination.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2025, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

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

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no operating revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage the Underwriter or one of its affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriter is entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriter to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond November 4, 2026, before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations;

●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing shareholders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	there is substantial doubt about our ability to continue as a “going concern”;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, BTIG and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2024 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and September 30, 2025 as filed with the SEC on May 15, 2025 and November 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As a company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 121 High Street, Floor 3, Boston, Massachusetts 02110 and our telephone number is (617) 334-2805. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.

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

On March 6, 2026, there were three holders of record of our Units, two holders of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and one holder of record of our Warrants.

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

There were no sales of unregistered securities during the fiscal year covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 648,375 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,483,750. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the fiscal year covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on December 16, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on June 18, 2024 for the purpose of effecting a Business Combination. Our Sponsor is Newbury Street II Acquisition Sponsor LLC.

We are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

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

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 648,375 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $6,483,750. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $173,362,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit account, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until November 4, 2026 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 18, 2024 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities related to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $6,620,992, which consists of interest earned on marketable securities held in Trust Account of $7,267,039, interest on the operating account of $42,405 and general and administrative costs of $688,452.

For the period from June 18, 2024 (inception) through December 31, 2024, we had a net income of $1,042,224, which consists of interest earned on marketable securities held in the Trust Account of $1,217,835 and formation and operating costs of $175,611.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred fees of $10,113,129, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,037,500 and $625,629 of other offering costs.

As of December 31, 2025 and 2024, we had marketable securities held in the Trust Account of $181,847,374 and $174,580,335, respectively (including approximately $8,484,874 and $2,080,335, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of December 31, 2025 and 2024, we had cash held outside of the Trust Account of approximately $772,506 and $1,237,201, respectively and a working capital of $748,963 and $1,308,343, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $213,706 was fully repaid upon the consummation of our Initial Public Offering on November 4, 2024. No additional borrowing is available under the IPO Promissory Note.

On November 4, 2024, we repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On September 26, 2025, we paid tax and accounting expenses on behalf of the Sponsor of $7,590. As of December 31, 2025 and 2024, $32,590 and $25,000, respectively, were due to be repaid to us by the Sponsor.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 4, 2026. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as set forth below.

Administrative Support Agreement

Commencing on November 1, 2024, and until completion of our initial Business Combination or liquidation, we pay an affiliate of our Sponsor $10,000 per month for certain office space, utilities and secretarial and administrative support pursuant to the Administrative Support Agreement. As of December 31, 2025 and 2024, we incurred $120,000 and $20,000, respectively, in fees for these services. These amounts are paid and included in the general and administrative costs on the statements of operations of the financial statements included elsewhere this Report.

Underwriting Agreement

We granted BTIG a 45-day option to purchase up to 2,250,000 Option Units to cover any over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 4, 2024, in connection with the closing of the Initial Public Offering, the Underwriter exercised its Over-Allotment Option in full and purchased the 2,250,000 Option Units at $10.00 per Option Unit.

We paid an underwriting discount of 2.0% of the per Public Unit offering price to BTIG at the closing of the Initial Public Offering, or $3,450,000 in the aggregate. In addition, BTIG is entitled to an additional fee of 3.5% of the gross offering proceeds payable only upon our completion of the initial Business Combination, or $6,037,500 in the aggregate, subject to the terms of the Underwriting Agreement. The Deferred Fee will become payable to BTIG from the amounts held in the Trust Account solely in the event we complete an initial Business Combination.

Representative Shares

We also issued 100,000 Class A Ordinary Shares to BTIG in connection with the Initial Public Offering. We accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. BTIG has agreed not to transfer, assign or sell any such shares without our prior consent until the completion of the initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agreed (and any of its designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a Business Combination within the Combination Period.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Representative Shares (iii) the Private Placement Units and (iv) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates

The preparation of the audited financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to a company’s chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 8, 2024, the date of our incorporation.

Management does not believe that any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Anthony James Vinciquerra	71	Chairman of the Board of Directors
Thomas Bushey	45	Chief Executive Officer and Director
Jake Gudoian	29	Chief Financial Officer
Jennifer Vescio	55	Director
Josh Gold	55	Director
Ted Seides	55	Director
William Zachre Wyatt	42	Director

The experience of our directors and executive officers is as follows:

Anthony James Vinciquerra has served as our Chairman of the Board of Directors since May 2025. Mr. Vinciquerra has served as chief executive and senior advisor for several of the world’s largest and most influential media companies. Since May 2025, Mr. Vinciquerra has served on the Board Directors of DirecTV. From 2017 to 2025, he was the Chairman and Chief Executive Officer of Sony Pictures Entertainment (“SPE”), overseeing the studio’s global operations, including motion picture, television and digital content production and distribution, worldwide media networks, and the development of new entertainment products. Following his stepping down from the CEO role in early 2025, he continued to serve as SPE’s Non-Executive Chairman until December 31, 2025. Before joining SPE, he was a senior advisor to TPG Inc., a private equity firm, in the Technology, Media and Telecom sectors, where he advised on acquisitions and operations, from 2011 to 2017. Prior to TPG, Mr. Vinciquerra was chairman of Fox Networks Group, the largest operating unit of News Corporation, from 2008 to 2011, and president and CEO from 2002 to 2011. Mr. Vinciquerra currently serves on the board of Madison Square Garden Sports, a role he has held since 2020. He previously served as a director of Qualcomm Incorporated from 2015 to 2025, Pandora Media, Inc. from 2016 to 2017, Univision Communications, Inc. from 2011 to 2017, Motorola, Inc. from 2007 to 2011, Motorola Mobility Holdings, Inc. from 2011 to 2012, and DirecTV from 2013 to 2015. Mr. Vinciquerra is qualified to serve on the Board of Directors due to his significant experience as a senior executive of media companies.

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

Josh Gold has served as one of our directors since November 2024. Mr. Gold serves as a general partner of Inverness LLC and Blue Flag Partners LLC in Boston, MA and as a strategic advisor of Ethos Capital. Mr. Gold was the co-founder and Chief Operating Officer of Three Bays Capital L.P. in Boston, MA. Previously, he was a Managing Director at Jefferies & Co., where he served as Head of Client Relationship Management. Prior to Jefferies & Co., Mr. Gold served in various roles at Goldman Sachs & Co., Donaldson Lufkin & Jenrette, Inc., DeMatteo Monness LLC and Bear Stearns & Co. Inc. Since November 2022, Mr. Gold has served as a director of Ascend Wellness Holdings, Inc. (CSE: AAWH-U.CN | OTCQX: AAWH), a vertically integrated multistate cannabis operator with licenses and assets in Illinois, Michigan, Ohio, Massachusetts, New Jersey, Pennsylvania and Maryland. He recently served on the board of Uprooted Inc. (d/b/a Urbn Leaf) in San Diego, CA. Mr. Gold has served on the Board of Directors and Executive Committee of the Managed Funds Association (MFA) in Washington D.C. He also served on the Investment and Finance Committees at The Rivers School in Weston, MA. Mr. Gold is the Co-Chairman of the Board of Directors of Team IMPACT and the Co-Founder of the Boston Investment Conference. He received a B.A. in Government & Law from Lafayette College in Easton, PA. Mr. Gold is qualified to serve on the Board of Directors due to his experience in the financial services industry.

Ted Seides has served as one of our directors since November 2024. Mr. Seides is the founder of Capital Allocators Partners, LLC and TDS Advisors, LLC, a platform that includes podcasts, gatherings and advice on best practices in the asset management industry. Since February 2021, Mr. Seides has served as a senior adviser to Newbury Street Acquisition Corporation, a SPAC. From 2002 to 2015, Mr. Seides served as the president and co-chief investment officer of Protégé Partners LLC, a leading multibillion-dollar alternative investment firm he founded that invested in and seeded small hedge funds. In 2010, Mr. Seides was profiled in the book “Top Hedge Fund Investors.” In 2016, Mr. Seides authored “So You Want to Start a Hedge Fund: Lessons for Managers and Allocators.” In March 2021, Mr. Seides authored “Capital Allocators: How the world’s elite money managers lead and invest”, and in September 2024, Mr. Seides authored his third book, “Private Equity Deals: Lessons in investing, dealmaking, and operations from private equity.” Mr. Seides began his career in 1992 under the tutelage of David Swensen at the Yale University Investments Office. Mr. Seides is qualified to serve on the Board of Directors due to his significant experience in the asset management industry.

William Zachre Wyatt has served as one of our directors since May 2025. Mr. Wyatt is the Managing Partner of The Donerail Group, a financial services firm that he founded in 2018. Donerail’s strategic advisory business serves as financial advisor to global companies and financial sponsors, and its investment management business invests institutional capital across a variety of strategies and vehicles. In March 2021, Mr. Wyatt co-sponsored a special purpose acquisition company, Isos Acquisition Corporation, that later merged with Bowlero (now known as Lucky Strike) in a $2.6 billion transaction. Prior to founding Donerail, he was the Head of Event Driven Investments at Starboard Value, an investment firm. Mr. Wyatt is qualified to serve on the Board of Directors due to his significant experience in the financial industry.

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

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of six members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on the appointment and removal of directors. Our Public Shareholders are not entitled to vote on such matters during such time. This provision of our Amended and Restated Charters relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ted Seides, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Jennifer Vescio and Josh Gold, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Anthony James Vinciquerra, William Zachre Wyatt and Thomas Bushey will expire at the third annual general meeting.

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

Committees of the Board of Directors

Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

We have established the Audit Committee. The members of our Audit Committee are Josh Gold, Jennifer Vescio and Ted Seides. Josh Gold serves as the chairman of the Audit Committee.

Each member of the Audit Committee is financially literate and our Board of Directors has determined that Josh Gold qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted a charter of the Audit Committee, which details the principal functions of the Audit Committee, including:

●	assisting with Board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent registered public accounting firm’s qualifications and independence, and (iv) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

We have established the Compensation Committee. The members of our Compensation Committee are Jennifer Vescio and Josh Gold. Jennifer Vescio serves as chairperson of the Compensation Committee. We have adopted a charter of the Compensation Committee, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Vinciquerra, Gold, Seides, Wyatt and Ms. Vescio. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On October 22, 2024, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. We pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services pursuant to the Administrative Support Agreement. Our Sponsor, directors and officers, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or any of their respective affiliates.

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

Compensation Recovery and Clawback Policy

On October 22, 2024, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 6, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 24,116,375 Ordinary Shares, consisting of (i) 17,998,375 Class A Ordinary Shares and (ii) 6,118,000 Class B Ordinary Shares, issued and outstanding as of March 6, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Newbury Street II Acquisition Sponsor LLC(3)	484,500	2.69%	6,118,000	100%	27.38%
Thomas Bushey(3)	484,500	2.69%	6,118,000	100%	27.38%
Anthony James Vinciquerra (3)	—	—	—	—	—
Jennifer Vescio(3)(4)	—	—	—	—	—
Josh Gold(3)(4)	—	—	—	—	—
Ted Seides(3)(4)	—	—	—	—	—
Jake Gudoian(3)	—	—	—	—	—
William Zachre Wyatt (3)	—	—	—	—	—
All officers, directors and directors as a group (six persons)	484,500	2.69%	6,118,000	100%	27.38%

Other 5% Shareholders
LMR Parties (5)	1,450,000	8.06%	—	—	6.01%
Magnetar Parties (6)	1,450,000	8.06%	—	—	6.01%
Barclays PLC (7)	1,228,875	6.83%	—	—	5.10%
AQR Parties (8)	1,017,744	5.65%	—	—	4.22%
Ghisallo Parties (9)	950,000	5.28%	—	—	3.94%
Wolverine Parties (10)	903,994	5.02%	—	—	3.75%
Linden Parties (11)	900,000	5.00%	—	—	3.73%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Newbury Street II Acquisition Corp, 121 High Street, Floor 3, Boston, Massachusetts 02110.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such Founder Shares will automatically convert into Class A Ordinary Shares at the time of our initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial Business Combination, as may be determined by our Board), or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Our Sponsor is the record holder of 6,118,000 Founder Shares. Investment and voting decisions are made by Thomas Bushey, the managing member of our Sponsor and our Chief Executive Officer, who may be deemed to beneficially own the Founder Shares held by the Sponsor. Mr. Bushey disclaims beneficial ownership of the Founder Shares held by the Sponsor. Each of our other officers and directors is a member of our Sponsor or has direct or indirect economic interests in our Sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.
(4)	Does not include indirect interest as a member of the Sponsor. Messrs. Vinciquerra, Gold, Seides and Wyatt and Ms. Vescio have been allocated and will receive 40,000 Founder Shares, upon completion of our initial Business Combination, provided he or she continues to serve in such capacity immediately prior thereto.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2025 by (i) LMR Partners LLP, a United Kingdom limited liability partnership (“LMR”), (ii) LMR Partners Limited, a Hong Kong corporation (“LMR Limited”), (iii) LMR Partners LLC, a Delaware limited liability company (“LMR LLC”), (iv) LMR Partners AG, a Swiss corporation (“LMR AG”), (v) LMR Partners (DIFC) Limited, an United Arab Emirates corporation (“LMR DIFC”), (vi) LMR Partners (Ireland) Limited, a limited company incorporated in Ireland (“LMR Ireland”, collectively with LMR, LMR Limited, LMR LLC, LMR AG and LMR DIFC, the “LMR Investment Managers”), (vii) Ben Levine, a citizen of the United Kingdom (“Mr. Levine”), and (viii) Stefan Renold, a citizen of Switzerland (“Mr. Renold”, collectively with the LMR Investment Managers and Mr. Levine, the “LMR Parties”). The LMR Investment Managers serve as the investment managers to certain funds with respect to the Public Shares held by certain funds. Messrs. Levine and Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The principal business address of each of the LMR Parties is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.
(6)	According to a Schedule 13G filed with the SEC on January 29, 2025 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the “Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)	According to a Schedule 13G filed with the SEC on May 13, 2025 by Barclays PLC (“Barclays”). The principal business address of Barclays is 1 Churchill Place, London, E14 5HP, United Kingdom.
(8)	According to a Schedule 13G filed with the SEC on May 14, 2025 by (i) AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”), (ii) AQR Capital Management Holdings, LLC, a Delaware limited liability company “(AQR Holdings”) and (iii) AQR Arbitrage, LLC a Delaware limited liability company (“ACR Arbitrage”, collectively with AQR Capital and AQR Holdings, the “AQR Parties”). The principal business address of each of the AQR Parties is One Greenwich Plaza, Greenwich, Connecticut 06830.

(9)	According to a Schedule 13G filed with the SEC on February 12, 2025 by (i) Ghisallo Capital Management LLC, a Delaware limited liability company (“Ghisallo”) and (ii) Michael Germino, a citizen of the United States (“Mr. Germino”, and together with Ghisallo, the “Ghisallo Parties”). Ghisallo is the investment adviser to certain funds (the “Ghisallo Funds”), with respect to the Public Shares directly held by the Ghisallo Funds; Mr. Germino indirectly controls Ghisallo, with respect to the Public Shares. The principal business address of each of the Ghisallo Parties is 240 Newbury Street, 2nd Floor, Boston, Massachusetts 02116.
(10)	According to a Schedule 13G filed with the SEC on July 21, 2025 by (i) Wolverine Asset Management, LLC, an Illinois limited liability company (“WAM”), (ii) Wolverine Holdings, L.P., an Illinois limited partnership and the sole member and manager of WAM (“Wolverine Holdings”), (iii) Wolverine Trading Partners, Inc., an Illinois corporation and the general partner of Wolverine Holdings (“WTP”), (iv) Robert R. Bellick, a Citizen of the United States (“Mr. Bellick”) and (v) Christopher L. Gust, a citizen of the United States (“Mr. Gust”, and collectively with WAM, Wolverine Holdings, WTP and Mr. Bellick, the “Wolverine Parties”). Mr. Gust and Mr. Bellick may be deemed to control WTP. The principal business address of each of the Wolverine Parties is is c/o Wolverine Asset Management, LLC 175 West Jackson Boulevard, Suite 340, Chicago, Illinois 60604.
(11)	According to a Schedule 13G filed with the SEC on November 6, 2024 by (i) Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), (ii) Linden GP LLC, a Delaware limited liability company (“Linden GP”), (iii) Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), and (iv) Siu Min (Joe) Wong, a citizen of Hong Kong and the United States (“Mr. Wong” and collectively with Linden Capital, Linden GP and Linden Advisors, the “Linden Parties”) in connection with the Public Shares held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

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

Our Sponsor purchased an aggregate of 484,500 Private Placement Units following the full exercise of the Over-Allotment Option at a purchase price of $10.00 per Private Placement Unit, for an aggregate purchase price of $4,845,000 in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement. The Private Placement Units (and underlying shares) are identical to the Public Units (and underlying shares), except as otherwise described in the Report.

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

We have entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which we pay a total of $10,000 per month to such affiliate for certain office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes 24 months, an affiliate of our Sponsor will be paid a total of $240,000 ($10,000 per month) for certain office space, administrative and support services and also is entitled to be reimbursed for any out-of-pocket expenses. As of December 31, 2025 and 2024, we incurred $120,000 and $20,000, respectively, in fees for these services. These amounts are paid and included in the general and administrative costs on the statements of operations of the financial statements included elsewhere this Report.

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

On June 4, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2025 or the completion of our Initial Public Offering. The loan of $213,706 was fully repaid upon the consummation of our Initial Public Offering on November 4, 2024. No additional borrowing is available under the IPO Promissory Note.

On November 4, 2024, we repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On September 26, 2025, we paid tax and accounting expenses on behalf of the Sponsor of $7,590. As of December 31, 2025 and 2024, $32,590 and $25,000, respectively, were due to be repaid to us by the Sponsor.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, we did not have any borrowings under any Working Capital Loans. We do not expect to seek loans from parties other than Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Pursuant to the Registration Rights Agreement, the holders of (i) the Founder Shares, (ii) the Representative Shares, (iii) the Private Placement Units and (iv) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements. The Private Placement Warrants may not be exercised more than five years from the date the sales for the Initial Public Offering commenced in compliance with Rule 5110(g)(8)(A).

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

Director Independence

The Nasdaq Rules require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that in the opinion of its board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of Anthony James Vinciquerra, Jennifer Vescio, Josh Gold, Ted Seides and William Zachre Wyatt is an independent director under applicable SEC rules and the Nasdaq Rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and the period from June 18, 2024 (inception) through December 31, 2024 totaled $125,840 and $50,300, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the year ended December 31, 2025 and the period from June 18, 2024 (inception) through December 31, 2024.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2025 and the period from June 18, 2024 (inception) through December 31, 2024.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the year ended December 31, 2025 and the period from June 18, 2024 (inception) through December 31, 2024.

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

NEWBURY STREET II ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Newbury Street II Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newbury Street II Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from June 18, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Newbury Street II Acquisition Corp as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 18, 2024 (inception) through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable complete a business combination by November 4, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Newbury Street II Acquisition Corp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Newbury Street II Acquisition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

New York, New York

March 6, 2026

PCAOB ID NUMBER 100

NEWBURY STREET II ACQUISITION CORP

BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current Assets
Cash	$772,506	$1,237,201
Due from Sponsor	32,590	25,000
Prepaid expenses	91,171	185,085
Total Current Assets	896,267	1,447,286
Long-term prepaid insurance	—	86,667
Cash and securities held in Trust Account	181,847,374	174,580,335
Total Assets	$182,743,641	$176,114,288

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$122,304	$38,679
Accrued offering costs	25,000	100,264
Total Current Liabilities	147,304	138,943
Deferred underwriting fee	6,037,500	6,037,500
Total Liabilities	6,184,804	6,176,443

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 17,250,000 shares issued and outstanding, at redemption value of $10.54 per share as of December 31, 2025 and $10.12 as of December 31, 2024	181,847,374	174,580,335
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of December 31, 2025 and December 31, 2024	75	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	612	612
Additional paid-in capital	—	—
Accumulated deficit	(5,289,224)	(4,643,177)
Total Shareholders’ Deficit	(5,288,537)	(4,642,490)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$182,743,641	$176,114,288

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from June 18, 2024 (inception) through December 31, 2024
General and administrative costs	$688,452	$175,611
Loss from Operations	(688,452)	(175,611)

Other income:
Interest earned on cash and securities held in Trust Account	7,267,039	1,217,835
Interest on operating account	42,405	—
Total other income	7,309,444	1,217,835

Net Income	$6,620,992	$1,042,224

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	17,250,000	5,016,582
Basic Net Income per Ordinary Share, redeemable Class A Ordinary Shares	$0.27	$0.10
Weighted average shares outstanding of non-redeemable Class A Ordinary Shares and Class B Ordinary Shares outstanding	6,866,375	5,715,425
Basic Net Income per Ordinary Share, non-redeemable Class A Ordinary Shares and Class B Ordinary Shares	$0.27	$0.10

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM JUNE 18, 2024
(INCEPTION) THROUGH DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 18, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Ordinary Shares to Sponsor	—	—	6,118,000	612	24,388	—	25,000
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,721,375)	(5,685,401)	(13,406,776)
Sale of Private Placement Units	648,375	65	—	—	6,483,685	—	6,483,750
Fair value of Public Warrants at issuance	—	—	—	—	517,500	—	517,500
Fair value of Representative Shares deferred until IPO	100,000	10	—	—	750,990	—	751,000
Allocated value of transaction costs	—	—	—	—	(55,188)	—	(55,188)
Net income	—	—	—	—	—	1,042,224	1,042,224
Balance – December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(7,267,039)	(7,267,039)
Net income	—	—	—	—	—	6,620,992	6,620,992
Balance - December 31, 2025	748,375	$75	6,118,000	$612	$—	$(5,289,224)	$(5,288,537)

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from June 18, 2024 (inception) through December 31, 2024
Cash flows from operating activities:
Net income	$6,620,992	$1,042,224
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class B Ordinary Shares	—	5,402
Payment of operation costs through IPO Promissory Note - related party	—	30,487
Interest earned on cash and securities held in Trust Account	(7,267,039)	(1,217,835)
Changes in operating assets and liabilities:
Prepaid expenses	93,914	(85,685)
Due from Sponsor	(7,590)	(25,000)
Long-term prepaid insurance	86,667	(86,667)
Accounts payables and accrued expenses	83,625	38,679
Accrued offering costs	(75,264)	—
Net cash used in operating activities	(464,695)	(298,395)

Cash flows from investing activities:
Investment of cash into Trust Account	—	(173,362,500)
Net cash used in investing activities	—	(173,362,500)

Cash flows from financing activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Units	—	6,483,750
Repayment of IPO Promissory Note-related party	—	(329,693)
Payment of offering costs	—	(305,961)
Net cash provided by financing activities	—	174,898,096

Net Change in Cash	(464,695)	1,237,201
Cash - Beginning of period	1,237,201	—
Cash - End of period	$772,506	$1,237,201

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$100,264
Deferred offering costs paid through IPO Promissory Note-related party	$—	$205,806
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$19,598
Accretion of Class A Ordinary Shares to redemption value	$—	$13,406,776
Deferred underwriting fee payable	$—	$6,037,500

The accompanying notes are an integral part of these financial statements.

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company has not yet identified. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As of December 31, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through December 31, 2025 related to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering (as defined below), identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2024, as amended (File No. 333-281456), was declared effective on October 31, 2024 (the “IPO Registration Statement”). On November 4, 2024, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”), which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,250,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $172,500,000, which is described in Note 3 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units”, and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and BTIG, LLC (“BTIG”), the underwriter in the Initial Public Offering (the “Underwriter”), in a private placement, generating gross proceeds of $6,483,750, which is described in Note 4 (the “Private Placement”). Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”).

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,037,500 (as defined in Note 6), and $625,629 of other offering costs.

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The Trust Account

Following the closing of the Initial Public Offering, on November 4, 2024, an amount of $173,362,500 ($10.05 per Public Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account are held only in (i) U.S. Department of the Treasury (the “Treasury”) bills with a maturity of 185 days or less or in money market funds investing solely in Treasuries obligations, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The funds will remain in the Trust Account until the earlier of (x) the consummation of the initial Business Combination or (y) the distribution of the Trust Account proceeds as described below. As of the accompanying balance sheet date, these funds were held in money market accounts.

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

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

The Sponsor and the Company’s executive officers and directors have entered into a letter agreement with the Company, dated October 31, 2024 (the “Letter Agreement”), pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s executive officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. The Underwriter has agreed to waive its rights to the Deferred Fee held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The Sponsor, and the Company’s executive officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to the Amended and Restated Articles (i) in that would modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding Public Shares.

Board and Audit Committee Changes

On May 28, 2025, Matthew Hong notified the Board of his resignation as a member and chairman of the Board and a member and chair of the audit committee of the Board (the “Audit Committee”), effective as of the same day.

On May 28, 2025, the Board appointed Anthony James Vinciquerra and William Zachre Wyatt as directors of the Board (the “New Directors”). Effective as of May 28, 2025, Mr. Vinciquerra was appointed as chairman of the Board, Ted Seides, a director of the Company, was appointed as a member of the Audit Committee, and Josh Gold, a director and member of the Audit Committee, was appointed as chair of the Audit Committee. The New Directors serve as Class III Directors of the Board, whose term will expire at the Company’s third annual general meeting.

In connection with the appointments, the New Directors signed a joinder to the Letter Agreement, pursuant to which, among other things, they agreed to waive certain redemption rights and to vote any Ordinary Shares they hold in favor of an initial Business Combination. The New Directors also entered into a standard director indemnity agreement with the Company. Each of the New Directors will also receive membership interests in the Sponsor representing ownership of certain Class B Ordinary Shares solely upon consummation of the Business Combination with a target introduced by such director.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Liquidity, Capital Resources and Going Concern

The Company has a mandatory liquidation date of November 4, 2026, the end of the Combination Period, at which time it will cease all operations except for the purpose of winding up, redeeming public shares, and liquidating. As of December 31, 2025, the Company had working capital of $748,963 and cash outside the Trust Account available to fund ongoing operating expenses.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” Management has evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements were issued. The Company’s liquidity needs through the liquidation date will depend on the level of transaction costs and the timing of a potential Business Combination. While the current working capital is expected to be sufficient to fund operations for 12 months from the issuance of the accompanying financial statements, if additional expenses are incurred or the Business Combination process extends significantly, the Company may need to seek additional financing from the Sponsor or third parties.

If the Company is unable to complete a Business Combination by November 4, 2026, it will liquidate the Trust Account and distribute the funds to its Public Shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $772,506 and $1,237,201 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Securities Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $181,847,374 and $174,580,335, respectively, were held in money market funds investing in Treasury bills.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A, — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Offering costs allocated to Public Shares were charged to temporary equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit. After Management’s evaluation, the Warrants were accounted for under equity treatment.

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. For the period from June 18, 2024 (inception) through December 31, 2024, weighted average Ordinary Shares were reduced for the effect of an aggregate of 798,000 Founder Shares that were subject to forfeiture if the Over-Allotment Option was not exercised (see Note 5). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the periods presented.

	For the Year Ended December 31, 2025	For the Period from June 18, 2024 (inception) through December 31, 2024
Ordinary Shares subject to possible redemption
Numerator:
Net income allocable to Ordinary Shares subject to possible redemption	$4,735,874	$487,178
Denominator:
Weighted average shares outstanding, redeemable Ordinary Shares	17,250,000	5,016,582
Basic and diluted net income per share, redeemable Ordinary Shares	$0.27	$0.10

Non-redeemable Ordinary Shares
Numerator:
Net income allocable to common stock not subject to redemption	$1,885,118	$555,046
Denominator:
Weighted average shares outstanding, non-redeemable Ordinary Shares	6,866,375	5,715,425
Basic and diluted net income per share, non-redeemable Ordinary Shares	$0.27	$0.10

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of December 31, 2025 and 2024, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

	As of December 31, 2025	As of December 31, 2024

Balance brought forward	$174,580,335	$—
Gross proceeds	—	172,500,000
Less:
Proceeds allocated to Public Warrants	—	(517,500)
Public Shares issuance costs	—	(10,808,941)
Plus:
Remeasurement of carrying value to redemption value	7,267,039	13,406,776
Class A Ordinary Shares subject to possible redemption	$181,847,374	$174,580,335

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires the disclosure of additional segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of March 31, 2025 (see Note 9).

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On November 4, 2024, the Company sold 17,250,000 Public Units, which included the full exercise of Over-Allotment Option in the amount of 2,250,000 Option Units, at a price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).

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

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Representative Shares (as defined in Note 6), (iii) Private Placement Units (including the underlying securities) and any private placement equivalent units (and underlying securities) that may be issued on conversion of any Working Capital Loans (as defined below) and (iv) Class A Ordinary Shares upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement , dated October 31, 2024, by and among the Company and certain security holders (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on November 1, 2024, the Company entered into an administrative services agreement, dated October 31, 2024, with an affiliate of the Sponsor, pursuant to which, the Company agreed to pay the affiliate of the Sponsor thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2025 and 2024, the Company incurred $120,000 and $20,000, respectively, in fees for these services. These amounts are paid and included in the general and administrative costs on the accompanying statements of operations.

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

IPO Promissory Note

On June 20, 2024, the Company and the Sponsor entered into a promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note and as of December 31, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

On November 4, 2024, the Company repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On September 26, 2025, the Company paid tax and accounting expenses on behalf of the Sponsor of $7,590. As of December 31, 2025 and 2024, $32,590 and $25,000, respectively, were due to be repaid to the Company from the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units and their underlying securities. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Transaction Costs Related to Initial Business Combination

As of December 31, 2025, the Company had incurred $13,470 of legal fees and $10,000 of advisory fees, of which $9,440 was paid and $14,030 is accrued as of the balance sheet date.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized Ordinary Shares include up to (i) 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share, and (ii) 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of Class A Ordinary Shares that the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Amended and Restated Articles). Only holders of Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands.

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

As of December 31, 2025 and 2024, there were (i) 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and (ii) 6,118,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of December 31, 2025 and 2024, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental, dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025	December 31, 2024
Assets:
Cash and securities held in Trust Account	1	$181,847,374	$174,580,335

Equity:	Level	November 4, 2024
Fair value of Public Warrants for Class A Ordinary Shares subject to possible redemption allocation	3	$517,500
Fair value of the Representative Shares	3	$748,747

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

NEWBURY STREET II ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statements of operations as net income. The measure of segment assets is reported on the accompanying balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	December 31, 2025	December 31, 2024
Cash and securities held in Trust Account	$181,847,374	$174,580,335
Cash	$772,506	$1,237,201

	For the Year Ended December 31, 2025	For the Period from June 18, 2024 (inception) through December 31, 2024
General and administrative costs	$688,452	$175,611
Interest earned on cash and securities held in Trust Account	$7,267,039	$1,217,835
Interest on operating account	$42,405	$—

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 31, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the accompanying statements of operations and described within their respective disclosures.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date up to the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1	Underwriting Agreement, dated October 31, 2024, by and between the Company and BTIG, as the underwriter of the Initial Public Offering. (2)
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Form of Specimen Unit Certificate. (1)
4.2	Form of Specimen Class A Ordinary Shares Certificate. (1)
4.3	Form of Specimen Public Warrant Certificate (included as Exhibit B to Exhibit 4.4). (2)
4.4	Warrant Agreement, dated October 31, 2024, by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.(3)
10.1	Promissory Note, dated June 20, 2024, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated June 20, 2024, by and between the Company and the Sponsor. (1)
10.3	Form of Indemnity Agreement. (2)
10.4	Investment Management Trust Agreement, dated October 31, 2024, by and between the Company and Continental, as trustee. (2)
10.5	Registration Rights Agreement, dated October 31, 2024, by and among the Company and certain security holders. (2)
10.6	Private Placement Units Purchase Agreement, dated October 31, 2024, by and between the Company and the Sponsor. (2)
10.7	Private Placement Units Purchase Agreement, dated October 31, 2024, by and between the Company and BTIG. (2)
10.8	Letter Agreement, dated October 31, 2024, by and among the Company, its officers, directors, and the Sponsor. (2)
10.9	Administrative Support Agreement, dated October 31, 2024, by and between the Company and an affiliate of the Sponsor. (2)
14	Code of Business Conduct and Ethics. (1)
19	Insider Trading Policies and Procedures, adopted October 22, 2024.(3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted October 22, 2024.(3)
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-281456), filed with the SEC on August 9, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2024.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2026	Newbury Street II Acquisition Corp

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Bushey	Chief Executive Officer and Director	March 6, 2026
Thomas Bushey	(Principal Executive Officer)

/s/ Jake Gudoian	Chief Financial Officer	March 6, 2026
Jake Gudoian	(Principal Financial and Accounting Officer)

/s/ Anthony James Vinciquerra	Chairman of the Board of Directors	March 6, 2026
Anthony James Vinciquerra

/s/ Jennifer Vescio	Director	March 6, 2026
Jennifer Vescio

/s/ Josh Gold	Director	March 6, 2026
Josh Gold

/s/ Ted Seides	Director	March 6, 2026
Ted Seides

/s/ William Zachre Wyatt	Director	March 6, 2026
William Zachre Wyatt