Form 10-Q
period 2026-03-31
Newbury Street II Acquisition Corp
filed 2026-05-12
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 17,998,375 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 6, 2026;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the underwriter of the Initial Public Offering (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operating decision maker;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering to November 4, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which BTIG is entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority, Inc.;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333-281456);

●	“Letter Agreement” are to the Letter Agreement, dated October 31, 2024, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by BTIG pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that BTIG had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 31, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Representative Shares” are to the 100,000 Class A Ordinary Shares issued to BTIG in connection with our Initial Public Offering for a purchase price of $100, or $0.001 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which the amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, as the underwriter of the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$497,393	$772,506
Due from Sponsor	38,170	32,590
Prepaid expenses	127,795	91,171
Total Current Assets	663,358	896,267
Cash and securities held in Trust Account	183,446,346	181,847,374
Total Assets	$184,109,704	$182,743,641

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$102,122	$122,304
Accrued offering costs	25,000	25,000
Total Current Liabilities	127,122	147,304
Deferred underwriting fee	6,037,500	6,037,500
Total Liabilities	6,164,622	6,184,804

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,250,000 shares issued and outstanding, at redemption value of $10.63 per share as of March 31, 2026 and $10.54 as of December 31, 2025	183,446,346	181,847,374
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	75	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	612	612
Additional paid-in capital	—	—
Accumulated deficit	(5,501,951)	(5,289,224)
Total Shareholders’ Deficit	(5,501,264)	(5,288,537)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$184,109,704	$182,743,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$219,150	$155,106
Loss from Operations	(219,150)	(155,106)

Other income:
Interest earned on cash and securities held in Trust Account	1,598,972	1,828,144
Interest on operating account	6,423	12,216
Total other income	1,605,395	1,840,360

Net Income	$1,386,245	$1,685,254

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	17,250,000	17,250,000
Basic Net Income per Ordinary Share, Redeemable Class A Ordinary Shares	$0.06	$0.07
Weighted average shares outstanding of non-redeemable Class A Ordinary Shares and Class B Ordinary Shares outstanding	6,866,375	6,866,375
Basic Net Income per Ordinary Share, Non-Redeemable Class A Ordinary Shares and Class B Ordinary Shares	$0.06	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	748,375	$75	6,118,000	$612	$—	$(5,289,224)	$(5,288,537)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,598,972)	(1,598,972)
Net income	—	—	—	—	—	1,386,245	1,386,245
Balance - March 31, 2026 (Unaudited)	748,375	$75	6,118,000	$612	$—	$(5,501,951)	$(5,501,264)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,828,144)	(1,828,144)
Net income	—	—	—	—	—	1,685,254	1,685,254
Balance - March 31, 2025 (Unaudited)	748,375	$75	6,118,000	$612	$—	$(4,786,067)	$(4,785,380)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,386,245	$1,685,254
Adjustments to reconcile net income to net cash used in operating activities:

Interest earned on cash and securities held in Trust Account	(1,598,972)	(1,828,144)
Changes in operating assets and liabilities:
Prepaid expenses	(36,624)	69,858
Due from Sponsor	(5,580)	—
Long-term prepaid insurance	—	26,000
Accounts payable and accrued expenses	(20,182)	13,794
Accrued offering costs	—	(75,264)
Net Cash Used in Operating Activities	(275,113)	(108,502)

Net Change in Cash	(275,113)	(108,502)
Cash - Beginning of period	772,506	1,237,201
Cash - End of period	$497,393	$1,128,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that the Company has not yet identified. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As of March 31, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through March 31, 2026 related to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units”, and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit to the Sponsor and BTIG, LLC (“BTIG”), the underwriter in the Initial Public Offering, in a private placement, generating gross proceeds of $6,483,750, which is described in Note 4 (the “Private Placement”). Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”).

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee of $6,037,500 (as defined in Note 6), and $625,629 of other offering costs.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Trust Account

Following the closing of the Initial Public Offering, on November 4, 2024, the amount of $173,362,500 ($10.05 per Public Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account are held only in (i) U.S. Department of the Treasury (the “Treasury”) bills with a maturity of 185 days or less or in money market funds investing solely in Treasuries obligations, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The funds will remain in the Trust Account until the earlier of (x) the consummation of the initial Business Combination or (y) the distribution of the Trust Account proceeds as described below. As of the accompanying condensed balance sheets date, these funds were held in money market accounts.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Liquidity, Capital Resources and Going Concern

The Company has a mandatory liquidation date of November 4, 2026, the end of the Combination Period, at which time it will cease all operations except for the purpose of winding up, redeeming public shares, and liquidating. As of March 31, 2026, the Company had working capital of $536,236 held outside the Trust Account available to fund ongoing operating expenses.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” Management has evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying unaudited condensed financial statements were issued. The Company’s liquidity needs through the liquidation date will depend on the level of transaction costs and the timing of a potential Business Combination. While the current working capital is expected to be sufficient to fund operations for 12 months from the issuance of the accompanying unaudited condensed financial statements, if additional expenses are incurred or the Business Combination process extends significantly, the Company may need to seek additional financing from its Sponsor or third parties.

If the Company is unable to complete a Business Combination by November 4, 2026, it will liquidate the Trust Account and distribute the funds to its Public Shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for quarterly financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for quarterly financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements are presented in U.S. dollars and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026. The quarterly results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $497,393 and $772,506, respectively, in cash, and no cash equivalents, as of March 31, 2026 and December 31, 2025, respectively.

Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $183,446,346 and $181,847,374, respectively, were held in money market funds investing in Treasury bills.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the periods presented.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Ordinary Shares subject to possible redemption
Numerator:
Net income allocable to Ordinary Shares subject to possible redemption	$991,556	$1,205,431
Denominator:
Weighted average shares outstanding, redeemable Ordinary Shares	17,250,000	17,250,000
Basic and diluted net income per share, redeemable Ordinary Shares	$0.06	$0.07

Non-redeemable Ordinary Shares
Numerator:
Net income allocable to Ordinary Shares not subject to redemption	$394,689	$479,823
Denominator:
Weighted average shares outstanding, non-redeemable Ordinary Shares	6,866,375	6,866,375
Basic and diluted net income per share, non-redeemable Ordinary Shares	$0.06	$0.07

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	As of March 31, 2026	As of December 31, 2025

Balance brought forward	$181,847,374	$174,580,335
Plus:
Remeasurement of carrying value to redemption value	1,598,972	7,267,039
Class A Ordinary Shares subject to possible redemption	$183,446,346	$181,847,374

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Recently Issued Accounting Standards

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Representative Shares (as defined in Note 6), (iii) Private Placement Units (including the underlying securities) and any private placement equivalent units (and underlying securities) that may be issued on conversion of any Working Capital Loans (as defined below) and (iv) Class A Ordinary Shares upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement, dated October 31, 2024, by and among the Company and certain security holders (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on November 1, 2024, the Company entered into an administrative support agreement, dated October 31, 2024 (the “Administrative Support Agreement”), with an affiliate of the Sponsor, pursuant to which, the Company agreed to pay the affiliate of the Sponsor thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $30,000 during each period, in fees for these services. These amounts are included in the general and administrative costs on the accompanying unaudited condensed statements of operations.

IPO Promissory Note

On June 20, 2024, the Company and the Sponsor entered into a promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note, and as of March 31, 2026 and December 31, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Due from Sponsor

On November 4, 2024, the Company repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On March 20, 2026 and September 26, 2025, the Company paid tax and accounting expenses on behalf of the Sponsor of $5,580 and $7,590, respectively. As of March 31, 2026 and December 31, 2025, $38,170 and $32,590, respectively, were due to be repaid to the Company from the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes its initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units and their underlying securities would be identical to the Private Placement Units and their underlying securities. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

As of March 31, 2026 and December 31, 2025, there were (i) 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and (ii) 6,118,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of March 31, 2026 and December 31, 2025, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental, dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Cash and securities held in Trust Account	1	$183,446,346	$181,847,374

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the unaudited condensed statements of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	March 31, 2026	December 31, 2025
Trust Account	$183,446,346	$181,847,374
Cash	$497,393	$772,506

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$219,150	$155,106
Interest earned on marketable securities held in Trust Account	$1,598,972	$1,828,144
Interest on operating account	$6,423	$12,216

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

All other segment items included in net income are reported on the accompanying unaudited condensed statements of operations and described within their respective disclosures.

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

Following the closing of the Initial Public Offering and Private Placement, the amount of $173,362,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. The Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until November 4, 2026 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 18, 2024 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,386,245, which consists of interest earned on marketable securities held in the Trust Account of $1,598,972, interest on operating account of $6,423 and general and administrative costs of $219,150.

For the three months ended March 31, 2025, we had a net income of $1,685,254, which consists of interest earned on marketable securities held in the Trust Account of $1,828,144 and general and administrative costs of $155,106.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was initially placed in the Trust Account. We incurred fees of $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of Deferred Fee, and $625,629 of other offering costs.

As of March 31, 2026 and December 31, 2025, we had $497,393 and $772,506, respectively, of cash in our operating account. As of March 31, 2026 and December 31, 2025, we had a working capital of $536,236 and $748,963, respectively.

As of March 31, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of approximately $183,446,346 and $181,847,374, respectively (including approximately $10,083,846 and $8,484,874, respectively, of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2026, we had cash held outside of the Trust Account of $497,393. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside the Trust Account.

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

 Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

We have a mandatory liquidation date of November 4, 2026, the end of our Combination Period, at which time we will cease all operations except for the purpose of winding up, redeeming public shares, and liquidating. As of March 31, 2026, we had a working capital of $536,236 and cash of $497,393 outside the Trust Account available to fund ongoing operating expenses.

In accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” Management has evaluated whether conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were issued. Our liquidity needs through the liquidation date will depend on the level of transaction costs and the timing of a potential Business Combination. While the current working capital is expected to be sufficient to fund operations for 12 months from the issuance of the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements”, if additional expenses are incurred or the Business Combination process extends significantly, we may need to seek additional financing from our Sponsor or third parties.

If we are unable to complete a Business Combination by November 4, 2026, we will liquidate the Trust Account and distribute the funds to our Public Shareholders. This condition raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on November 1, 2024, and until the completion of our Business Combination or liquidation, we pay an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three months ended March 31, 2026, we incurred and paid $30,000, in fees for these services. These amounts are included in the general and administrative costs on the unaudited condensed statements of operations of the unaudited financial statements included in this Report under “Item 1. Financial Statements.”

Underwriting Agreement and Representative Shares

We granted BTIG a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On November 4, 2024, BTIG fully exercised their Over-Allotment Option.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) Representative Shares, (iii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets included in this Report under “Item 1. Financial Statements.”

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per Ordinary Share is computed by dividing net income applicable to shareholders by the weighted average number of Ordinary Shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per Ordinary Share and allocate net income pro rata to Class A Ordinary Shares subject to possible redemption, nonredeemable Class A Ordinary Shares and Class B Ordinary Shares. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under “Item 1. Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and September 30, 2025, as filed with the SEC on May 15, 2025 and November 14, 2025. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts between Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 12, 2026	Newbury Street II Acquisition Corp

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Jake Gudoian
	Name:	Jake Gudoian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)