Form 10-Q
period 2026-06-30
Newbury Street II Acquisition Corp
filed 2026-08-13
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 12, 2026, there were 17,998,375 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 6, 2026;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the underwriter of the Initial Public Offering (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering to November 4, 2026 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which BTIG is entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority, Inc.;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333-281456);

●	“Letter Agreement” are to the Letter Agreement, dated October 31, 2024, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,250,000 units that were purchased by BTIG pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that BTIG had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 31, 2024, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Representative Shares” are to the 100,000 Class A Ordinary Shares issued to BTIG in connection with our Initial Public Offering for a purchase price of $100, or $0.001 per share;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which the amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, as the underwriter of the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$396,294	$772,506
Due from Sponsor	38,170	32,590
Prepaid expenses	79,419	91,171
Total Current Assets	513,883	896,267
Cash and securities held in Trust Account	185,070,108	181,847,374
Total Assets	$185,583,991	$182,743,641

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,265,105	$122,304
Accrued offering costs	25,000	25,000
Total Current Liabilities	1,290,105	147,304
Deferred underwriting fee	6,037,500	6,037,500
Total Liabilities	7,327,605	6,184,804

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 17,250,000 shares issued and outstanding, at redemption value of $10.73 per share as of June 30, 2026 and $10.54 as of December 31, 2025	185,070,108	181,847,374
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	75	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	612	612
Additional paid-in capital	—	—
Accumulated deficit	(6,814,409)	(5,289,224)
Total Shareholders’ Deficit	(6,813,722)	(5,288,537)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$185,583,991	$182,743,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$1,316,359	$1,535,509	$164,940	$320,046
Loss from Operations	(1,316,359)	(1,535,509)	(164,940)	(320,046)

Other income:
Interest earned on cash and securities held in Trust Account	1,623,762	3,222,734	1,839,175	3,667,319
Interest on operating account	3,901	10,324	11,236	23,452
Total other income	1,627,663	3,233,058	1,850,411	3,690,771

Net Income	$311,304	$1,697,549	$1,685,471	$3,370,725

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	17,250,000	17,250,000	17,250,000	17,250,000
Basic and Diluted Net Income per Ordinary Share, Redeemable Class A Ordinary Shares	$0.01	$0.07	$0.07	$0.14
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares outstanding	6,866,375	6,866,375	6,866,375	6,866,375
Basic and Diluted Net Income per Ordinary Share, Non-Redeemable Class A and Class B Ordinary Shares	$0.01	$0.07	$0.07	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	748,375	$75	6,118,000	$612	$—	$(5,289,224)	$(5,288,537)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,598,972)	(1,598,972)
Net income	—	—	—	—	—	1,386,245	1,386,245
Balance - March 31, 2026	748,375	75	6,118,000	612	—	(5,501,951)	(5,501,264)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,623,762)	(1,623,762)
Net income	—	—	—	—	—	311,304	311,304
Balance - June 30, 2026	748,375	$75	6,118,000	$612	$—	$(6,814,409)	$(6,813,722)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,828,144)	(1,828,144)
Net income	—	—	—	—	—	1,685,254	1,685,254
Balance - March 31, 2025	748,375	75	6,118,000	612	—	(4,786,067)	(4,785,380)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,839,175)	(1,839,175)
Net income	—	—	—	—	—	1,685,471	1,685,471
Balance - June 30, 2025	748,375	$75	6,118,000	$612	$—	$(4,939,771)	$(4,939,084)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$1,697,549	$3,370,725
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(3,222,734)	(3,667,319)
Changes in operating assets and liabilities:
Prepaid expenses	11,752	76,806
Due from Sponsor	(5,580)	—
Long-term prepaid insurance	—	52,000
Accounts payable and accrued expenses	1,142,801	71,145
Accrued offering costs	—	(75,264)
Net Cash Used in Operating Activities	(376,212)	(171,907)

Net Change in Cash	(376,212)	(171,907)
Cash - Beginning of period	772,506	1,237,201
Cash - End of period	$396,294	$1,065,294

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Newbury Street II Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on June 18, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through June 30, 2026 related to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2024 (File No. 333-281456), was declared effective on October 31, 2024 (as amended, the “IPO Registration Statement”). On November 4, 2024, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”), which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,250,000 Public Units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $172,500,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units” and, together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit in a private placement to (i) the Sponsor and (ii) BTIG, LLC (“BTIG”), the underwriter in the Initial Public Offering, in a private placement, generating gross proceeds of $6,483,750 (the “Private Placement”), which is described in Note 4. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee (as defined in Note 6) of $6,037,500, and $625,629 of other offering costs.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Trust Account

Following the closing of the Initial Public Offering, on November 4, 2024, the amount of $173,362,500 ($10.05 per Public Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds in the Trust Account are held only in (i) U.S. Department of the Treasury (the “Treasury”) bills with a maturity of 185 days or less or in money market funds investing solely in Treasury obligations, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The funds will remain in the Trust Account until the earlier of (x) the consummation of the initial Business Combination or (y) the distribution of the Trust Account proceeds as described below. As of the accompanying condensed balance sheet date, these funds were held in money market accounts.

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

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with the Company where it does not survive and any transactions where the Company issues more than 20% of the issued and outstanding Ordinary Shares (as defined in Note 5) or seek to amend the Company’s amended and restated memorandum and articles of association (as currently in effect, the “Amended and Restated Articles”) would typically require shareholder approval. The Company intends to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing rules, or the Company chooses to seek shareholder approval for business or other reasons.

The Amended and Restated Articles provides that the Company has until November 4, 2026, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve to consummate the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire without value to the holder if the Company fails to complete the initial Business Combination within the Combination Period.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Sponsor, and the Company’s executive officers and directors have entered into a letter agreement with the Company, dated October 31, 2024 (the “Letter Agreement”), pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor and the Company’s executive officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period. BTIG has agreed to waive its rights to the Deferred Fee held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The Sponsor, and the Company’s executive officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to the Amended and Restated Articles (i) that would modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, if any), divided by the number of then issued and outstanding Public Shares.

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

JUNE 30, 2026

Liquidity, Capital Resources and Going Concern

The Company has a mandatory liquidation date of November 4, 2026, the end of the Combination Period, at which time it will cease all operations except for the purpose of winding up, redeeming public shares, and liquidating. As of June 30, 2026, the Company had working capital deficit of $(776,222) and $396,294 of cash held outside the Trust Account available to fund ongoing operating expenses.

The Company may need to raise additional capital through loans from its Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors. The Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required to finance transaction costs in connection with the Company’s initial Business Combination (the “Working Capital Loans”). Accordingly, the Company may not be able to obtain additional financing when needed. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued.

The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements are presented in U.S. dollars and should be read in conjunction with the IPO Registration Statement and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026. The quarterly results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $396,294 and $772,506, respectively, in cash and no cash equivalents as of June 30, 2026 and December 31, 2025.

Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $185,070,108 and $181,847,374, respectively, were held in money market funds investing in Treasury bills.

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

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the periods presented.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Ordinary Shares subject to possible redemption
Numerator:
Net income allocable to Ordinary Shares subject to possible redemption	$222,670	$1,214,226	$1,205,586	$2,411,018
Denominator:
Weighted average shares outstanding, redeemable Ordinary Shares	17,250,000	17,250,000	17,250,000	17,250,000
Basic and diluted net income per share, redeemable Ordinary Shares	$0.01	$0.07	$0.07	$0.14

Non-redeemable Ordinary Shares
Numerator:
Net income allocable to Ordinary Shares not subject to redemption	$88,634	$483,323	$479,885	$959,707
Denominator:
Weighted average shares outstanding, non-redeemable Ordinary Shares	6,866,375	6,866,375	6,866,375	6,866,375
Basic and diluted net income per share, non-redeemable Ordinary Shares	$0.01	$0.07	$0.07	$0.14

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	As of June 30, 2026	As of December 31, 2025

Balance brought forward	$181,847,374	$174,580,335
Plus:
Remeasurement of carrying value to redemption value	3,222,734	7,267,039
Class A Ordinary Shares subject to possible redemption	$185,070,108	$181,847,374

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Administrative Support Agreement

Commencing on November 1, 2024, the Company entered into an administrative support agreement, dated October 31, 2024 (the “Administrative Support Agreement”), with an affiliate of the Sponsor, pursuant to which, the Company agreed to pay the affiliate of the Sponsor thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2026 and 2025, the Company incurred and paid $30,000 for these services and for the six months ended June 30, 2026 and 2025, the Company incurred and paid $60,000 for these services.

These amounts are included in the general and administrative costs on the accompanying unaudited condensed statements of operations.

IPO Promissory Note

On June 20, 2024, the Company and the Sponsor entered into a promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note and as of June 30, 2026 and December 31, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Due from Sponsor

On November 4, 2024, the Company repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On March 20, 2026 and September 26, 2025, the Company paid tax and accounting expenses on behalf of the Sponsor of $5,580 and $7,590, respectively. As of June 30, 2026 and December 31, 2025, $38,170 and $32,590, respectively, were due to be repaid to the Company from the Sponsor on demand.

Working Capital Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes its initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units and their underlying securities. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Representative Shares

The Company issued to BTIG, the underwriter of the Initial Public Offering, 100,000 Class A Ordinary Shares in connection with the Initial Public Offering (the “Representative Shares”). The Company accounted for the Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. BTIG has agreed not to transfer, assign or sell any such Representative Shares without the Company’s prior consent until the completion of the initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and were, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agreed (and any of its designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete a Business Combination within the Combination Period.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized Ordinary Shares include up to (i) 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share, and (ii) 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such initial Business Combination) be required to increase the number of Class A Ordinary Shares that the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Amended and Restated Articles). Only holders of Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands.

The Sponsor agreed to forfeit up to an aggregate of 798,000 Founder Shares depending on the extent to which the Over-Allotment Option was not exercised by BTIG so that the Founder Shares would represent approximately 25% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 4, 2024, BTIG exercised its Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, 798,000 Founder Shares are no longer subject to forfeiture.

As of June 30, 2026 and December 31, 2025, there were (i) 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and (ii) 6,118,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of June 30, 2026 and December 31, 2025, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental, dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Public Warrants

The Company has not registered the Class A Ordinary Shares issuable upon exercise of the Public Warrants. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement registering, under the Securities Act, the issuance of the Class A Ordinary Shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Warrant Agreement. Notwithstanding the above, if the Public Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the Public Shares under applicable blue sky laws to the extent an exemption is not available.

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Cash and securities held in Trust Account	1	$185,070,108	$181,847,374

NEWBURY STREET II ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	June 30, 2026	December 31, 2025
Trust Account	$185,070,108	$181,847,374
Cash	$396,294	$772,506

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative costs	$1,316,359	$1,535,509	$164,940	$320,046
Interest earned on marketable securities held in Trust Account	$1,623,762	$3,222,734	$1,839,175	$3,667,319
Interest on operating account	$3,901	$10,324	$11,236	$23,452

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 18, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $311,304, which consists of interest earned on marketable securities held in the Trust Account of $1,623,762, interest on the operating account of $3,901 and general and administrative costs of $1,316,359, mainly driven by legal costs.

For the three months ended June 30, 2025, we had a net income of $1,685,471, which consists of interest earned on marketable securities held in the Trust Account of $1,839,175, interest on the operating account of $11,236 and general and administrative costs of $164,940.

For the six months ended June 30, 2026, we had a net income of $1,697,549, which consists of interest earned on marketable securities held in the Trust Account of $3,222,734, interest on the operating account of $10,324 and general and administrative costs of $1,535,509.

For the six months ended June 30, 2025, we had a net income of $3,370,725, which consists of interest earned on marketable securities held in the Trust Account of $3,667,319, interest on the operating account of $23,452 and operating costs of $320,046.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through November 4, 2024 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred fees of $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of Deferred Fee, and $625,629 of other offering costs.

As of June 30, 2026, we had a working capital deficit of $(776,222) and a working capital of $748,963 as of December 31, 2025. As of June 30, 2026 and December 31, 2025, we had $396,294 and $772,506 of cash in our operating account, respectively.

As of June 30, 2026, we had marketable securities held in the Trust Account of $185,070,108 (including $11,707,608 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Due from Sponsor

On November 4, 2024, we repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On March 20, 2026 and September 26, 2025, we paid tax and accounting expenses on behalf of the Sponsor of $5,580 and $7,590, respectively. As of June 30, 2026 and December 31, 2025, $38,170 and $32,590, respectively, were due to be repaid to us from the Sponsor on demand.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

If the Business Combination is not consummated, we will need to raise additional capital through loans or additional investments from our Sponsor or an affiliate of the Sponsor, or our officers and directors. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In accordance with the FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” are issued.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on November 1, 2024, and until the completion of our Business Combination or liquidation, we pay an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three months ended June 30, 2026 and 2025, we incurred and paid $30,000 for these services and for the six months ended June 30, 2026 and 2025, we incurred and paid $60,000 for these services. These amounts are included in the general and administrative costs on the unaudited condensed statements of operations of the unaudited financial statements included in this Report under “Item 1. Financial Statements.”

Underwriting Agreement and Representative Shares

We granted BTIG a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any. On November 4, 2024, BTIG fully exercised their Over-Allotment Option.

BTIG is entitled to the Deferred Fee of 3.5% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the closing of an initial Business Combination, but such Deferred Fee shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of our initial Business Combination, pursuant to the Underwriting Agreement.

We also issued to BTIG, the underwriter for the Initial Public Offering, 100,000 Class A Ordinary Shares in connection with the Initial Public Offering. We accounted for such Representative Shares as an expense of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. BTIG has agreed not to transfer, assign or sell any such Representative Shares without our prior consent until the completion of the initial Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and were, accordingly, subject to certain transfer restrictions or a period of 180 days beginning at the Initial Public Offering. Furthermore, BTIG agreed (and any of its designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a Business Combination within the Combination Period.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (x) one year after the completion of the initial Business Combination or subsequent to the initial Business Combination (i) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Public Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants were subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2025 and March 31, 2026, as filed with the SEC on November 14, 2025 and May 12, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on December 16, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 12, 2026	Newbury Street II Acquisition Corp

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jake Gudoian
	Name:	Jake Gudoian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)