Form 10-Q
period 2026-09-30
Newbury Street II Acquisition Corp
filed 2026-11-04
CIK 2028027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, there were 3,113,295 Class A Ordinary Shares, par value $0.0001 per share, and 6,118,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

NEWBURY STREET II ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026;

●	“2026 EGM” are to our extraordinary general meeting in lieu of an annual general meeting of shareholders held on October 28, 2026;

●	“Additional Transaction Financing” are to any financing agreements that we may enter into during the Interim Period (as defined below) with potential investors (whether structured as a private placement of common equity, convertible preferred equity, convertible debt or other securities convertible into or that have the right to acquire common equity, as Trust Account non-redemption or backstop arrangements or otherwise), in each case with the prior consent of FORT (as defined below) and on terms mutually agreeable to FORT and us, acting reasonably;
●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated October 31, 2024, which we entered into with an affiliate of our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“Board of Directors” or “Board” are to our board of directors;
●	“BTIG” are to BTIG, LLC, the underwriter of the Initial Public Offering (as defined below);
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Closing” are to the closing of the Transactions;

●	“Closing Date” are to date of the closing of the Transactions;
●	“Combination Period” are to (i) the 27-month period, from the closing of the Initial Public Offering to February 4, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Newbury Street II Acquisition Corp, a Cayman Islands exempted company;

●	“Company Common Stock” are to common stock of the Company, following the Domestication;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants;
●	“Covered Parties” are to FORT and us and our respective present and future successors and direct and indirect subsidiaries, collectively;
●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering to which BTIG is entitled that is payable only upon our completion of the initial Business Combination;

●	“Domestication” are to the transfer by way of continuation of us out of the Cayman Islands and into the State of Delaware and the domestication of us as a Delaware corporation, which will occur prior to the Closing;
●	“Earnout Founder Shares” are to the 453,159 Founder Shares that are subject to forfeiture and will vest only if certain of the Share Price Targets are achieved during the Earnout Period; together with the Earnout Incentive Founder Shares;
●	“Earnout Incentive Founder Shares” are to the 302,110 Incentive Founder Shares that, to the extent the Sponsor has not transferred or forfeited all of the Incentive Founder Shares at or prior to the Closing, will be subject to forfeiture and will vest only if certain of the Share Price Targets are achieved during the Earnout Period;
●	“Earnout Period” are to the four-year period after the Closing;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority, Inc.;
●	“Forfeited Founder Shares” are to the 348,917 Founder Shares that the Sponsor agreed to forfeit, subject to and conditioned upon the Closing, pursuant to the Sponsor Letter Agreement;
●	“FORT” are to Fort Robotics, Inc., a Delaware corporation;
●	“FORT Business Combination” are to the Business Combination contemplated by the Merger Agreement, pursuant to which Merger Sub will merge with and into FORT, with FORT surviving the merger as our wholly owned subsidiary;

●	“FORT Option” means any option, right, award, understanding or agreement to purchase, subscribe for, or be exercised or exchanged for, or be converted into, shares of common stock of FORT, which was granted pursuant to the Fort Robotics, Inc. 2018 Equity Incentive Plan or otherwise;

●	“FORT Registration Rights Agreement” are to the Registration Rights Agreement expected to be into with the Company and the Reg Rights Holders (as defined below);
●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Incentive Founder Shares” are to up to an additional 2,038,424 Founder Shares that the Sponsor must use to incentivize investors in a Transaction Financing (as defined below) or to secure Trust Account non-redemption arrangements;
●	“Initial PIPE Investment” are to the private placement of the Initial PIPE Shares to the Initial PIPE Investors for an aggregate purchase price of $31.25 million;
●	“Initial PIPE Investors” are to certain investors that, contemporaneously with the execution of the Merger Agreement, entered into the PIPE Subscription Agreements with us;
●	“Initial PIPE Shares” are to the up to 3,125,000 shares of Company Common Stock to be issued to the Initial PIPE Investors pursuant to the Initial PIPE Subscription Agreements at a purchase price of $10.00 per share;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 4, 2024;
●	“Insider Letter Amendment” are to the amendment to the Letter Agreement entered into contemporaneously with the execution and delivery of the Merger Agreement) by us, the Sponsor, FORT, and our directors and officers;
●	“Interim Period” are to the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on June 4, 2024;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on August 9, 2024, as amended, and declared effective on October 31, 2024 (File No. 333-281456);
●	“Letter Agreement” are to the Letter Agreement, dated October 31, 2024, which we entered into with our Sponsor, directors and officers;
●	“Lock-Up Agreement” are to the lock-up agreements, each entered into with us contemporaneously with the execution and delivery of the Merger Agreement by the Significant Company Holders, pursuant to which the Merger Consideration Shares received by such holders will be subject to transfer restrictions following the Closing;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Merger” are to the merger of Merger Sub (as defined below) with and into FORT at the Closing, with FORT surviving as our wholly owned subsidiary;
●	“Merger Agreement” are to the Agreement and Plan of Merger, dated August 17, 2026, which we entered into with FORT and Merger Sub;
●	“Merger Consideration” are to the consideration of Five Hundred Million Dollars ($500,000,000) payable at the Closing the security holders of FORT in the form of shares of Company Common Stock, with each share valued at $10.00;
●	“Merger Consideration Shares” are to the shares of Company Common Stock issued as Merger Consideration;
●	“Merger Sub” are to Hugo Merger Sub Inc., our wholly owned subsidiary;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Non-Competition and Non-Solicitation Agreement” are to the non-competition and non-solicitation agreements, each entered into by a member of the management team of FORT in favor of FORT and us and the other Covered Parties contemporaneously with the execution and delivery of the Merger Agreement;
●	“October PIPE Investment” are to the private placement of the October PIPE Shares to the October PIPE Investor for an additional aggregate purchase price of $10.00 million;
●	“October PIPE Investor” are to one of the Initial PIPE Investors that entered into the October PIPE Subscription Agreement;
●	“October PIPE Shares” are to the additional 1,000,000 shares of Company Common Stock that the October PIPE Investor agreed to purchase pursuant to the October PIPE Subscription Agreement (at a purchase price of $10.00 per share;
●	“October PIPE Subscription Agreement” are to the subscription agreement, dated October 21, 2026, which we, FORT and the Sponsor entered into with the October PIPE Investor;
●	“Option Units” are to the 2,250,000 units that were purchased by BTIG pursuant to the full exercise of the Over-Allotment Option (as defined below);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Outside Date” are to May 17, 2027, the date by which, if any of the conditions to the Closing have not been satisfied or waived, either we or FORT may terminate the Merger Agreement, subject to extension if we seek and receive an extension of our deadline to consummate an initial Business Combination;
●	“Over-Allotment Option” are to the 45-day option that BTIG had to purchase up to an additional 2,250,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;
●	“Permitted Company SAFEs” are to the Simple Agreements for Future Equity that FORT is permitted to enter into during the Interim Period in a form in compliance with the Merger Agreement;
●	“PIPE Subscription Agreements” are to the subscription agreements, each entered into by an Initial PIPE Investor with us contemporaneously with the execution of the Merger Agreement, collectively;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;
●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;
●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated October 31, 2024, which we entered into with BTIG, together;

v

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;
●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);
●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Reg Rights Holders” are to certain stockholders of FORT who are expected to be affiliates of FORT immediately after the Closing and who will enter into a registration rights agreement with us prior to or at the Closing;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 31, 2024, which we entered into with the Sponsor and the other holders party thereto;
●	“Registration Statement” are to the registration statement on Form S-4 to be filed by us and FORT (with the SEC (as defined below) under the Securities Act (as defined below), as amended or supplemented from time to time, to register the shares of Company Common Stock to be issued as Merger Consideration Shares and the securities deemed reissued in the Domestication, which will also contain our proxy statement;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;
●	“Representative Shares” are to the 100,000 Class A Ordinary Shares issued to BTIG in connection with our Initial Public Offering for a purchase price of $100, or $0.001 per share;
●	“Resale Registration Statement” are to the registration statement that we will use reasonable best efforts to file with the SEC (as defined below) within 30 business days after the Closing, registering the resale of certain securities held by or issuable to the Reg Rights Holders;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Share Price Targets” are to the following criteria for the Earnout Founder Shares to vest and no longer be subject to forfeiture as follows:
●	if the volume-weighted average price of the shares of common stock of the combined company equals or exceeds $12.50 per share for any twenty (20) trading days within any consecutive thirty (30) trading-day period during the Earnout Period, 50% of the Earnout Founder Shares will vest and no longer be subject to forfeiture; and

●	if the volume-weighted average price of the shares of common stock of the combined company equals or exceeds $15.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading-day period during the Earnout Period, the remaining 50% of the Earnout Founder Shares will vest and no longer be subject to forfeiture.

●	“Significant Company Holders” are to the directors and officers of FORT and the owners of more than five percent (5%) of the issued and outstanding shares of FORT;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to Newbury Street II Acquisition Sponsor LLC, a Delaware limited liability company;
●	“Sponsor Letter Agreement” are to the letter agreement entered into contemporaneously with the execution and delivery of the Merger Agreement by us, the Sponsor and FORT pursuant to which, among other things, the Sponsor agreed to forfeit the Forfeited Founder Shares,subject the Earnout Founder Shares to forfeiture and vesting conditions, and use the Incentive Founder Shares as described therein;
●	“Sponsor Support Agreement” are to the Sponsor Support Agreement entered into contemporaneously with the execution and delivery of the Merger Agreement by us, FORT and the Sponsor, pursuant to which the Sponsor agreed to, among other things, vote in favor of the Merger Agreement and the Transactions (as defined below), waive anti-dilution adjustments with respect to the Founder Shares, be bound by certain transfer restrictions prior to the Closing, and waive redemption rights;
●	“Stockholder Merger Consideration” are to the portion of the Merger Consideration payable to all stockholders of FORT in accordance with the Merger Agreement;
●	“Surviving Corporation” are to FORT, as the surviving corporation of the Merger and our wholly owned subsidiary;
●	“Transaction Financing” are to the Additional Transaction Financing , the October PIPE Investment and the Initial PIPE Investment ), together;
●	“Transactions” are to the transactions contemplated by the Merger Agreement , including the Domestication and the Merger
●	“Trust Account” are to the U.S.-based trust account in which the amount of $173,362,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated October 31, 2024, which we entered into with BTIG, as the underwriter of the Initial Public Offering;
●	“Underwriting Agreement Amendment” are to the amendment to the Underwriting Agreement, dated August 17, 2026, which we entered into with BTIG, pursuant to which we and BTIG agreed to reduce the Deferred Fee from $6,037,500 to $2,000,000, solely in connection with the Transactions;
●	“Units” are to the Private Placement Units and the Public Units, together;
●	“Voting Agreements” are to the Voting and Support Agreements entered into by us and FORT (contemporaneously with the execution and delivery of the Merger Agreement with certain stockholders of FORT holding sufficient voting power to approve the Merger and the, collectively;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEWBURY STREET II ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$172,928	$772,506
Due from Sponsor	38,560	32,590
Prepaid expenses	57,251	91,171
Total Current Assets	268,739	896,267
Cash and securities held in Trust Account	186,761,164	181,847,374
Total Assets	$187,029,903	$182,743,641

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,821,340	$122,304
Accrued offering costs	25,000	25,000
Total Current Liabilities	1,846,340	147,304
Deferred underwriting fee	6,037,500	6,037,500
Total Liabilities	7,883,840	6,184,804

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption 17,250,000 shares issued and outstanding, at redemption value of $10.83 per share as of September 30, 2026 and $10.54 as of December 31, 2025	186,761,164	181,847,374
Shareholders' Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 748,375 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	75	75
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 6,118,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	612	612
Additional paid-in capital	—	—
Accumulated deficit	(7,615,788)	(5,289,224)
Total Shareholders' Deficit	(7,615,101)	(5,288,537)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$187,029,903	$182,743,641

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
General and administrative costs	$803,990	$140,317	$2,339,499	$460,363
Loss from Operations	(803,990)	(140,317)	(2,339,499)	(460,363)

Other income:
Interest earned on cash and securities held in Trust Account	1,691,056	1,862,239	4,913,790	5,529,558
Interest on operating account	2,611	10,185	12,935	33,637
Total other income	1,693,667	1,872,424	4,926,725	5,563,195

Net Income	$889,677	$1,732,107	$2,587,226	$5,102,832

Weighted average shares outstanding of redeemable Class A Ordinary Shares outstanding	17,250,000	17,250,000	17,250,000	17,250,000
Basic and Diluted Net Income per Ordinary Share, Redeemable Class A Ordinary Shares	$0.04	$0.07	$0.11	$0.21
Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares outstanding	6,866,375	6,866,375	6,866,375	6,866,375
Basic and Diluted Net Income per Ordinary Share, Non-Redeemable Class A and Class B Ordinary Shares	$0.04	$0.07	$0.11	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	748,375	$75	6,118,000	$612	$—	$(5,289,224)	$(5,288,537)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,598,972)	(1,598,972)
Net income	—	—	—	—	—	1,386,245	1,386,245
Balance - March 31, 2026	748,375	75	6,118,000	612	—	(5,501,951)	(5,501,264)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,623,762)	(1,623,762)
Net income	—	—	—	—	—	311,304	311,304
Balance - June 30, 2026	748,375	$75	6,118,000	$612	$—	$(6,814,409)	$(6,813,722)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,691,056)	(1,691,056)
Net income	—	—	—	—	—	889,677	889,677
Balance - September 30, 2026	748,375	$75	6,118,000	$612	$—	$(7,615,788)	$(7,615,101)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	748,375	$75	6,118,000	$612	$—	$(4,643,177)	$(4,642,490)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,828,144)	(1,828,144)
Net income	—	—	—	—	—	1,685,254	1,685,254
Balance - March 31, 2025	748,375	75	6,118,000	612	—	(4,786,067)	(4,785,380)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,839,175)	(1,839,175)
Net income	—	—	—	—	—	1,685,471	1,685,471
Balance - June 30, 2025	748,375	$75	6,118,000	$612	$—	$(4,939,771)	$(4,939,084)
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,862,239)	(1,862,239)
Net income	—	—	—	—	—	1,732,107	1,732,107
Balance – September 30, 2025	748,375	$75	6,118,000	$612	$—	$(5,069,903)	$(5,069,216)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEWBURY STREET II ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash Flows from Operating Activities:
Net income	$2,587,226	$5,102,832
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(4,913,790)	(5,529,558)
Changes in operating assets and liabilities:
Prepaid expenses	33,920	80,251
Due from Sponsor	(5,970)	(7,590)
Long-term prepaid insurance	—	78,000
Accounts payable and accrued expenses	1,699,036	63,729
Accrued offering costs	—	(75,264)
Net Cash Used in Operating Activities	(599,578)	(287,600)

Net Change in Cash	(599,578)	(287,600)
Cash - Beginning of period	772,506	1,237,201
Cash - End of period	$172,928	$949,601

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

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from June 18, 2024 (inception) through September 30, 2026 related to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account ( as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Initial Financing

The Company’s sponsor is Newbury Street II Acquisition Sponsor LLC (the “Sponsor”). The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2024 (File No. 333-281456), was declared effective on October 31, 2024 (as amended, the “IPO Registration Statement”). On November 4, 2024, the Company consummated the initial public offering of 17,250,000 units (the “Public Units”), which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,250,000 Public Units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $172,500,000 (the “Initial Public Offering”), which is described in Note 3 . Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 648,375 units (the “Private Placement Units”, and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit in a private placement to (i) the Sponsor and (ii) BTIG, LLC (“BTIG”), the underwriter in the Initial Public Offering, in a private placement, generating gross proceeds of $6,483,750, (the “Private Placement”), which is described in Note 4. Of those 648,375 Private Placement Units, the Sponsor purchased 484,500 Private Placement Units and BTIG purchased 163,875 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one warrant (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $10,113,129, consisting of $3,450,000 of cash underwriting fee, the Deferred Fee as defined in Note 6 of $6,037,500, and $625,629 of other offering costs.

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

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

Initial Business Combination (Continued)

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

The Amended and Restated Articles provides that the Company has until February 4, 2027, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve to consummate the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable, if any), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire without value to the holder if the Company fails to complete the initial Business Combination within the Combination Period.

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

The Sponsor, and the Company’s executive officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to the Amended and Restated Articles (i) that would modify the substance or timing of the obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable if any), divided by the number of then issued and outstanding Public Shares.

Merger Agreement

On August 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fort Robotics, Inc. (“FORT”), a Delaware corporation and Hugo Merger Sub Inc.(“Merger Sub”), a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, FORT will merge with and into Merger Sub, with FORT surviving the merger as a wholly owned subsidiary of the Company (“FORT Business Combination”).

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) prior to the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”), the Company will transfer by way of continuation out of the Cayman Islands and into the State of Delaware and domesticate as a Delaware corporation (the “Domestication”), (ii) at the Closing, Merger Sub will merge with and into FORT (the “Merger”), with FORT surviving such merger as a wholly-owned subsidiary of the Company (the “Surviving Corporation”), and (iii) as a result of the Merger, all of the issued and outstanding capital stock of FORT as of immediately prior to the effective time of the Merger will be cancelled and shall cease to exist, in exchange for the right of each FORT stockholder to receive its pro rata share of the Stockholder Merger Consideration (as defined below), all upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with applicable law.

The Merger Agreement provides that the total consideration received by FORT security holders from the Company at the Closing will be a number of shares of the Company Common Stock with an aggregate value equal to the sum of (i) Five Hundred Million Dollars ($500,000,000) (the “Merger Consideration” and such shares, the “Merger Consideration Shares”), with each share of the Company Common Stock valued at $10.00 (the total portion of the Merger Consideration amount payable to all FORT stockholders in accordance with the Merger Agreement is also referred to as the “Stockholder Merger Consideration”) plus (ii) the aggregate amount of the Permitted Company SAFE Conversion Amounts, with the holders of Fort’s Simple Agreements for Future Equity entered into during the Interim Period (the “Permitted Company SAFEs”) receiving, if any, in full settlement for the conversion and cancellation of each such Permitted Company SAFE, a number of shares of the Company Common Stock determined in accordance with the terms of such Permitted Company SAFEs.

Each outstanding FORT Option, whether vested or unvested, will be assumed by the Company and automatically converted into an option for shares of the Company Common Stock. All FORT convertible securities (other than the FORT Options and certain outstanding warrants) outstanding and not exercised or converted prior to the Closing will be terminated as of the Closing.

Representations and Warranties

The Merger Agreement contains customary representations and warranties made by each of the Company and FORT. Certain of the representations and warranties are qualified by materiality or Material Adverse Effect, as well as information provided in the disclosure schedules to the Merger Agreement. As used in the Merger Agreement, “Material Adverse Effect” means, with respect to any specified person, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect (i) upon the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or (ii) the ability of such person or any of its subsidiaries on a timely basis to consummate the Transactions, subject to customary exceptions with respect to clause (i) above.

No Survival

The representations and warranties of the parties contained in the Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms (the “Interim Period”), including those relating to: (i) the provision of access to properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) the provision of financial statements by FORT to the Company; (iv) the Company’s public filings; (v) no insider trading; (vi) notifications of certain breaches, consent requirements or other matters; (vii) efforts to consummate the Closing; (viii) tax matters; (ix) further assurances; (x) public announcements; and (xi) confidentiality.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

Each party also agreed during the Interim Period not to solicit or enter into a competing alternative transaction in accordance with customary terms and provisions set forth in the Merger Agreement.

The Merger Agreement also contains certain customary post-Closing covenants regarding (a) maintenance of books and records; (b) indemnification of directors and officers and the purchase of directors’ and officers’ tail liability insurance; and (c) use of trust account proceeds.

The parties made customary covenants regarding the registration statement on Form S-4 to be filed by the Company and FORT (as amended or supplemented from time to time, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), to register the shares of the Company Common Stock to be issued as Merger Consideration Shares and the securities of the Company deemed reissued in the Domestication. The Registration Statement also will contain the Company’s proxy statement to solicit proxies from the Company’s shareholders to approve, at an extraordinary general meeting of the Company’s shareholders to be called and held for such purpose among other things, (i) the Merger Agreement and the Transactions, including the Merger and the Domestication; (ii) to the extent required by Nasdaq, the issuance of any shares in connection with the Transaction Financing (as defined below), including the approval of the issuance of more than 20% of the issued and outstanding the Company Common Stock; (iii) the Domestication, including the adoption of new organizational documents of the Company following the Domestication; (iv) the change of name of Newbury Street II Acquisition Corp to “Fort Robotics Holdings, Inc.” and the adoption and approval of the amended and restated organizational documents of the Company; (v) the adoption and approval of a new equity incentive plan of the Surviving Corporation; (vi) the appointment of the members of the post-Closing board of directors of the Company; and (vii) such other matters as FORT and the Company may mutually determine to be necessary or appropriate in order to effect the Merger, the Domestication and the other transactions contemplated by the Merger Agreement and (viii) the approval and adoption of the Insider Letter Agreement (as defined below);.

In addition, FORT agreed that as promptly as practicable after the Registration Statement has become effective, the requisite vote of FORT stockholders, by resolutions duly adopted at a meeting of the FORT stockholders or by unanimous written consent, shall have authorized, approved and consented to, the execution, delivery and performance of the Merger Agreement and each of the ancillary documents to which FORT is or is required to be a party or bound, and the consummation of the Transactions, including the Mergers and the Domestication.

The parties agreed that the post-Closing board of directors will consist of at least five but not more than seven individuals, with such number to be mutually agreed by the Company and FORT. The post-Closing board will include (i) two persons designated by the Company prior to the Closing, at least one of whom will qualify as independent under Nasdaq (or, if applicable, NYSE) rules, (ii) three persons designated by FORT prior to the Closing, at least two of whom will be required to qualify as independent under Nasdaq (or, if applicable, NYSE) rules, and (iii) up to an additional two persons as mutually agreed by the Company and FORT. The post-Closing board will serve staggered terms divided into three classes.

During the Interim Period, the Company may enter into financing agreements with potential investors (whether structured as a private placement of common equity, convertible preferred equity, convertible debt or other securities convertible into or that have the right to acquire common equity, as trust account non-redemption or backstop arrangements or otherwise), in each case with the prior consent of FORT and on terms mutually agreeable to FORT and the Company, acting reasonably (an “Additional Transaction Financing”, together with the Initial PIPE Investment (as defined below), a “Transaction Financing”). During the Interim Period, FORT may enter into the Permitted Company SAFEs in a form in compliance with the Merger Agreement.

Conditions to Closing

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of the Company; (ii) approval of the stockholders of FORT; (iii) approvals of any required governmental authorities and completion of the HSR Act expiration periods; (iv) no law preventing the Transactions; (v) the Registration Statement having been declared effective by the SEC; (vi) conditional approval for listing on Nasdaq or NYSE of the Company Common Stock to be issued in connection with the Transactions; and (vii) consummation of Domestication.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

In addition, unless waived by FORT, the obligations of FORT to consummate the Transactions are subject to the satisfaction of additional Closing conditions, in addition to the delivery by the Company of customary certificates and other Closing deliverables: (i) (a) the fundamental representations and warranties of the Company being true and correct in all material respects on and as of the date of the Merger Agreement and as of the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (b) subject to certain exceptions, all the other representations and warranties of the Company being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all respects on and as of the date of the Merger Agreement and as of the date of the Closing, except where the failure of such representations and warranties to be true and correct, individually or in the aggregate has not had and would not reasonably be expected to have a Material Adverse Effect on, or with respect to, the Company; (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with by it on or prior to the date of the Closing and (iii) the absence of any Material Adverse Effect with respect to the Company since the date of the Merger Agreement which is continuing and uncured.

Unless waived by the Company, the obligations of the Company and Merger Sub to consummate the Transactions are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by FORT of customary certificates and other Closing deliverables and ancillary documents: (i) (a) the fundamental representations and warranties of FORT being true and correct in all material respects on and as of the date of the Merger Agreement and as of the date of the Closing, except to the extent made as of a particular date (subject to certain materiality qualifiers); (b) subject to certain exceptions, all the other representations and warranties of FORT being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all respects on and as of the date of the Merger Agreement and as of the date of the Closing, except where the failure of such representations and warranties to be true and correct, individually or in the aggregate has not had and would not reasonably be expected to have a Material Adverse Effect on, or with respect to, FORT and its subsidiaries; (ii) FORT having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with or by it on or prior to the date of the Closing; and (iii) the absence of any Material Adverse Effect with respect to FORT and its subsidiaries since the date of the Merger Agreement which is continuing and uncured.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of the Company and FORT; (ii) by either the Company or FORT, if any of the conditions to Closing have not been satisfied or waived by May 17, 2027 (the “Outside Date”), subject to extension if the Company seeks and receives an extension of its deadline to consummate an initial business combination; (iii) by either the Company or FORT, if a governmental authority of competent jurisdiction has issued a final, non-appealable order or taken any other final, non-appealable action permanently restraining, enjoining or otherwise prohibiting the consummation of the Transactions, or if any law has been adopted that permanently makes consummation of such transactions illegal or otherwise prohibited; (iv) by either the Company or FORT in the event of the other party’s uncured breach, if such breach would result in the failure of the related Closing condition (and so long as the terminating party is not in breach under the Merger Agreement so as to prevent the conditions to Closing to be satisfied); (v) by the Company if there has been a Material Adverse Effect on FORT and its subsidiaries following the date of the Merger Agreement, which is uncured and continuing; (vi) by FORT if there has been a Material Adverse Effect on the Company following the date of the Merger Agreement, which is uncured and continuing; (vii) by either the Company or FORT, if the Company holds the extraordinary general meeting of its shareholders to approve the Merger Agreement and the Transactions, and the required shareholder approval is not obtained; and (viii) by either the Company or FORT, if FORT holds its special meeting, and the required FORT shareholder approval is not obtained.

If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse, termination and general provisions) will terminate, and no party to the Merger Agreement will have any further liability to any other party thereto, except for liability for fraud or for willful breach of any covenant, obligation or agreement in the Merger Agreement prior to termination.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

Trust Account Waiver

FORT agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s Trust Account held for its public shareholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom), other than in connection with the Closing.

Governing Law

The Merger Agreement is governed by the laws of the State of Delaware and the parties are subject to exclusive jurisdiction of federal and state courts located in the State of Delaware (and any appellate courts thereof).

Related Agreements

Voting Agreement

Contemporaneously with the execution and delivery of the Merger Agreement, the Company and FORT entered into Voting and Support Agreements (collectively, the “Voting Agreements”) with certain stockholders of FORT holding sufficient voting power to approve the Merger and the Transactions, pursuant to which, among other things, such stockholders agreed (i) to vote their shares of FORT stock in favor of the adoption of the Merger Agreement, the Ancillary Documents and the approval of the Transactions, subject to certain customary conditions, (ii) to provide a proxy to the Company to vote such shares of FORT stock pursuant to the foregoing, (iii) to take certain other actions in support of the Merger Agreement and related transactions (and any actions required in furtherance thereof) and refrain from taking actions that would adversely affect such stockholders’ ability to perform their obligations under the Voting Agreements and (iv) not to transfer their shares of FORT stock during the period from and including the date of the Voting Agreement and the date on which the Voting Agreement is terminated.

Lock-Up Agreements

Contemporaneously with the execution and delivery of the Merger Agreement, the directors and officers of FORT and owners of more than five (5%) of the issued and outstanding shares of FORT (the “Significant Company Holders”) entered into lock-up agreements (each, a “Lock-Up Agreement”) with the Company. Pursuant to the Lock-Up Agreements, the Merger Consideration Shares received by such holders will be subject to transfer restrictions during the period commencing on the Closing Date and ending on the earliest of (A) the one-year anniversary of the Closing Date, (B) the date upon which the volume-weighted average trading price of the Company Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any twenty (20) trading days within any consecutive thirty (30) trading-day period commencing at least 150 days after the Closing Date and (C) the date after the Closing upon which the Company consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

Non-Competition and Non-Solicitation Agreements

Contemporaneously with the execution and delivery of the Merger Agreement, each member of the management team of FORT entered into a non-competition and non-solicitation agreement (each, a “Non-Competition and Non-Solicitation Agreement”) in favor of FORT and the Company and their respective present and future successors and direct and indirect subsidiaries (collectively, the “Covered Parties”). Pursuant to the Non-Competition and Non-Solicitation Agreements, each member of FORT management will agree for a period of two years after the Closing (i) not to compete with the Covered Parties in the United States or in any other market in which the Covered Parties operate, (ii) not to hire, engage or solicit the employees of the Covered Parties, (iii) not to solicit, reduce the amount of business, interfere with or disrupt any customers of the Covered Parties. Each member of the management team will also agree not to disparage the Covered Parties and to agree to customary confidentiality requirements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

FORT Registration Rights Agreements

Prior to or at the Closing, the Company and certain FORT stockholders (the “Reg Rights Holders”) who are expected to be affiliates of FORT immediately after the Closing will enter into a Registration Rights Agreement (the “Fort Registration Rights Agreement”). Pursuant to the terms of the Fort Registration Rights Agreement, the Company will (i) use reasonable best efforts to file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders within 30 business days after the Closing (the “Resale Registration Statement”) and (ii) cause the Resale Registration Statement to become effective as soon as reasonably practicable after the filing thereof, but in no event later than the earlier of the 90th calendar day following the filing date if the SEC notifies the Company that it will review the Resale Registration Statement or the 5th business day after the SEC notifies the Company that it will not review the Resale Registration Statement. The Reg Rights Holders will also be entitled to certain demand registration rights and piggyback registration rights.

Insider Letter Amendment

Contemporaneously with the execution and delivery of the Merger Agreement, the Company, the Sponsor, FORT, and the directors and officers of the Company entered into an amendment (the “Insider Letter Amendment”) to that certain Letter Agreement, dated October 31, 2024 (the “Insider Letter”), by and among the Company, the Sponsor, FORT and the directors and officers of the Company. The Insider Letter Amendment provides that upon the Closing, (i) up to 2,038,424 Incentive Founder Shares that are actually used to incentivize investors in a Transaction Financing or to secure Trust Account non-redemption arrangements at or prior to the Closing will be released from transfer restrictions, subject to and contingent upon the Closing and (ii) an additional 118,196 Founder Shares shall be released from transfer restrictions, subject to and contingent upon the Closing.

Sponsor Letter Agreement

Contemporaneously with the execution and delivery of the Merger Agreement, the Company entered into a letter agreement (the “Sponsor Letter Agreement”) with the Sponsor and FORT, pursuant to which, among other things, (i) the Sponsor agreed to forfeit, subject to and conditioned upon the Closing, 348,917 Founder Shares (the “Forfeited Founder Shares”), (ii) the Sponsor agreed that 453,159 Founder Shares(together with the Earnout Incentive Founder Shares (as defined below), the “Earnout Founder Shares”) are subject to forfeiture and shall vest only if certain of the Share Price Targets are achieved during the four-year period after Closing (the “Earnout Period”); (iii) the Sponsor must use up to an additional 2,038,424 Founder Shares (the “Incentive Founder Shares”) to incentivize investors in a Transaction Financing or secure Trust Account non-redemption arrangements; and (iv) to the extent that the Sponsor has not transferred or forfeited all of the Incentive Founder Shares at or prior to the Closing pursuant to the foregoing clause (iii), then 302,110 of such Incentive Founder Shares (the “Earnout Incentive Founder Shares”) shall be subject to forfeiture and shall vest only if certain of the Share Price Targets are achieved during the Earnout Period and Sponsor shall forfeit the remaining Incentive Founder Shares at the Closing; provided, however, that such Incentive Founder Shares and Earnout Founder Shares described in the foregoing clauses will remain subject to the transfer restrictions in the Insider Letter.

The Earnout Founder Shares shall vest and no longer be subject to forfeiture as follows:

●	if the volume-weighted average price of the shares of the Company Common Stock equals or exceeds $12.50 per share for any twenty (20) trading days within any consecutive thirty (30) trading-day period during the Earnout Period, 50% of the Earnout Founder Shares will vest and no longer be subject to forfeiture; and
●	if the volume-weighted average price of the shares of the Company Common Stock equals or exceeds $15.00 per share, the remaining 50% of the Earnout Founder Shares will vest and no longer be subject to forfeiture.

Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a Qualifying Change of Control, then, all of the Earnout Founder Shares that have not previously vested shall vest and shall no longer be subject to forfeiture.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

Sponsor Support Agreement

Contemporaneously with the execution and delivery of the Merger Agreement, the Company, FORT and the Sponsor, have entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote (or cause to be voted) in favor of the Merger Agreement and the Transactions and against any Acquisition Proposal or Alternative Transaction or any other proposal, action or agreement that would or would reasonably be expected to deter the Transactions or Transactions; (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Founder Shares; (iii) be bound by certain other covenants and agreements related to the Transactions; (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the Closing; and (v) waive redemption rights, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

PIPE Subscription Agreements

Contemporaneously with the execution of the Merger Agreement, certain investors (the “Initial PIPE Investors”) each entered into a subscription agreement (collectively, the “PIPE Subscription Agreements”) with the Company, pursuant to which, the Company agreed to issue, and the Initial PIPE Investors agreed to purchase, 3,125,000 shares of the Company Common Stock (the “Initial PIPE Shares”), at a purchase price of $10.00 per share for an aggregate purchase price of $31.25 million, in a private placement (the “Initial PIPE Investment”). The PIPE Subscription Agreements contain the option (at the election of the Initial PIPE Investors) to satisfy all or a portion of its obligations under the PIPE Subscription Agreement by agreeing to not redeem Class A ordinary shares held or subsequently acquired by them in connection with the extraordinary general meeting of the Company to be held to approve the Transactions. The consummation of the Initial PIPE Investment is conditioned on the concurrent Closing and other customary closing conditions. Each Initial PIPE Investor agreed in the PIPE Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s Trust Account held for its public shareholders, and agreed not to, and waived any right to, make any claim against Trust Account (including any distributions therefrom). As part of the Initial PIPE Investment, an affiliate of William Zachre Wyatt, a former director of the Company, subscribed for an aggregate purchase price of $5,000,000, and an affiliate of Anthony James Vinciquerra, a director of the Company, subscribed for an aggregate purchase price of $1,000,000.

Pursuant to the PIPE Subscription Agreement, in connection with the Initial PIPE Investment, the Sponsor will transfer, for no additional consideration, up to 980,012 Incentive Founder Shares to the Initial PIPE Investors. In addition, immediately prior to the Closing, FORT will issue shares of its common stock that, for no additional consideration, to the Initial PIPE Investors that upon Closing will convert into up to an aggregate of 412,648 shares of the Company Common Stock.

Pursuant to the PIPE Subscription Agreements, the Company has agreed to file a registration statement registering the resale of the Initial PIPE Shares within thirty (30) calendar days after Closing and use commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after the filing.

Each PIPE Subscription Agreement shall terminate and be void and of no further force and effect upon the earliest to occur of (i) such date and time as the Merger Agreement is terminated in accordance with its terms; (ii) the mutual written agreement of the respective parties to terminate such PIPE Subscription Agreement; or (iii) written notice by either party to the other party to terminate if the transactions contemplated by the PIPE Subscription Agreement are not consummated on or prior to the Outside Date.

As of September 30, 2026, holders of approximately 1,409,091 Class A ordinary shares had expressed interest in participating in the non-redemption arrangement.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Continued)

Amendment to Underwriting Agreement

The Company entered into an underwriting agreement, dated October 31, 2024 (the “Underwriting Agreement”), with BTIG, LLC (“BTIG”), as representative of the several underwriters, in connection with the Company’s initial public offering. On August 17, 2026, the Company and BTIG entered into an amendment to the Underwriting Agreement (the “Underwriting Agreement Amendment”), pursuant to which the Company and BTIG agreed to reduce the Deferred Underwriting Commissions from $6,037,500 to $2,000,000, solely in connection with the Transactions. In consideration of BTIG’s entry into the Underwriting Agreement Amendment, the Company agreed to appoint BTIG as the exclusive financial advisor and non-exclusive placement agent to the Company in connection with the Transactions. The Underwriting Agreement Amendment is void and of no effect if the Transactions or BTIG’s engagement as exclusive advisor are non-exclusive placement agent are terminated.

Board and Audit Committee Changes

On September 29, 2026, William Zachre Wyatt resigned from the Company’s Board of Directors, effective immediately, in connection with the Company’s engagement of Donerail Group & Co LLC (“Donerail”), an affiliate of Mr. Wyatt, to provide advisory services (Refer to Note 6). His resignation was not due to any disagreement with the Company.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination, including the FORT Business Combination, may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

The Company has a mandatory liquidation date of February 4, 2027, the end of the Combination Period, at which time it will cease all operations except for the purpose of winding up, redeeming public shares, and liquidating. As of September 30, 2026, the Company had working capital deficit of $(1,577,601) and $172,928 of cash held outside the Trust Account available to fund ongoing operating expenses.

The Company may need to raise additional capital through loans from its Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors. The Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required to finance transaction costs in connection with the Company’s initial Business Combination (the “Working Capital Loans”). The Company expects to fund its operating expenses, transaction costs and other obligations through cash held outside the Trust Account and, if necessary, Working Capital Loans. However, no party is obligated to provide such financing. Accordingly, there can be no assurance that additional financing will be available when needed to fund the Company's operating expenses, transaction costs and other obligations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all.

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

The accompanying unaudited condensed financial statements are presented in U.S. dollars and should be read in conjunction with the IPO Registration Statement and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 6, 2026. The quarterly results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future periods.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $172,928 and $772,506 respectively, in cash and no cash equivalents as of September 30, 2026 and December 31, 2025.

Cash and Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $186,761,164 and $181,847,374, respectively, were held in money market funds investing in Treasury bills.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted income per Ordinary Share is the same as basic income per Ordinary Share for the periods presented.
	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Ordinary Shares subject to possible redemption
Numerator:
Net income allocable to Ordinary Shares subject to possible redemption	$636,370	$1,238,944	$1,850,595	$3,649,962
Denominator:
Weighted average shares outstanding, redeemable Ordinary Shares	17,250,000	17,250,000	17,250,000	17,250,000
Basic and diluted net income per share, redeemable Ordinary Shares	$0.04	$0.07	$0.11	$0.21

Non-redeemable Ordinary Shares
Numerator:
Net income allocable to Ordinary Shares not subject to redemption	$253,307	$493,163	$736,631	$1,452,870
Denominator:
Weighted average shares outstanding, non-redeemable Ordinary Shares	6,866,375	6,866,375	6,866,375	6,866,375
Basic and diluted net income per share, non-redeemable Ordinary Shares	$0.04	$0.07	$0.11	$0.21

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination and with amendments to the Amended and Restated Articles. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable Public Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:
	As of September 30, 2026	As of December 31, 2025

Balance brought forward	$181,847,374	$174,580,335
Plus:
Remeasurement of carrying value to redemption value	4,913,790	7,267,039
Class A Ordinary Shares subject to possible redemption	$186,761,164	$181,847,374

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

On August 17, 2026, contemporaneously with the execution and delivery of the Merger Agreement, the Company, the Sponsor, FORT and the other parties thereto entered into the Letter Agreement Amendment. Pursuant to the Letter Agreement Amendment, effective upon and subject to the consummation of the transactions contemplated by the Merger Agreement, (i) up to 2,038,424 Founder Shares that are actually used to secure commitments for the Initial PIPE Financing, any Additional Transaction Financing, and any transactions or arrangements entered into by the Company to secure commitments from public shareholders not to redeem their Company shares at or prior to the Closing, or other arrangements having a similar effect, and consummated prior to the Closing, will be released from the lock-up, and (ii) an additional 118,196 Founder Shares will be released from the lock-up. Accordingly, up to an aggregate of 2,156,620 Founder Shares may be released from the lock-up at the Closing, including only such portion of the 2,038,424 Founder Shares actually used for the specified financing and non-redemption arrangements.

As part of the Initial PIPE Investment, an affiliate of William Zachre Wyatt, a former director of the Company, subscribed for an aggregate purchase price of $5,000,000, and an affiliate of Anthony James Vinciquerra, a director of the Company, subscribed for an aggregate purchase price of $1,000,000.

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

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

Commencing on November 1, 2024, the Company entered into an administrative support agreement, dated October 31, 2024 (the “Administrative Support Agreement”), with an affiliate of the Sponsor, pursuant to which, the Company agreed to pay the affiliate of the Sponsor thereof an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2026 and 2025, the Company incurred and paid $30,000 for these services and for the nine months ended September 30, 2026 and 2025, the Company incurred and paid $90,000 for these services.

These amounts are included in the general and administrative costs on the accompanying unaudited condensed statements of operations.

IPO Promissory Note

On June 20, 2024, the Company and the Sponsor entered into a promissory note, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “IPO Promissory Note”). The IPO Promissory Note was non-interest bearing and payable on the earlier of June 30, 2025, or the date on which the Company consummated the Initial Public Offering. On November 4, 2024, the Company repaid the total outstanding balance of the IPO Promissory Note and as of September 30, 2026 and December 31, 2025, there was $0 outstanding under the IPO Promissory Note. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

On November 4, 2024, the Company repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On March 20, 2026 and September 26, 2025, the Company paid tax and accounting expenses on behalf of the Sponsor of $390, $5,580 and $7,590, respectively. As of September 30, 2026 and December 31, 2025, $38,560 and $32,590, respectively, were due to be repaid to the Company from the Sponsor on demand.

Working Capital Loans

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes its initial Business Combination, the Company will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units and their underlying securities. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Donerail Agreement

On September 29, 2026, the Company engaged Donerail, an affiliate of former director William Zachre Wyatt, to provide transaction advisory services in connection with the proposed Business Combination with FORT. In connection with the engagement, Mr. Wyatt resigned from the Company's Board of Directors, effective immediately. The resignation was not due to any disagreement with the Company. For additional information regarding the terms of the engagement and related arrangements, see Note 6, Commitments and Contingencies.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)

Underwriting Agreement (Continued)

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

On August 17, 2026, the Company and BTIG amended the underwriting agreement such that, upon consummation of the Business Combination with FORT, the Deferred Fee will be reduced to $2.0 million from the amount otherwise payable under the original Underwriting Agreement. The amendment is contingent upon the consummation of the Business Combination with FORT. As of September 30, 2026, the amendment did not have any impact on the Company's condensed financial statements as the Business Combination had not been consummated.

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

PIPE Subscription Agreements

Contemporaneously with the execution of the Merger Agreement, Initial PIPE Investors each entered into the PIPE Subscription Agreements with the Company, pursuant to which, the Company agreed to issue, and the Initial PIPE Investors agreed to purchase, Initial PIPE Shares, at a purchase price of $10.00 per share for an aggregate purchase price of $31.25 million, in the Initial PIPE Investment. The PIPE Subscription Agreements contain the option (at the election of the Initial PIPE Investors) to satisfy all or a portion of its obligations under the PIPE Subscription Agreement by agreeing to not redeem Class A ordinary shares held or subsequently acquired by them in connection with the extraordinary general meeting of the Company to be held to approve the Transactions. The consummation of the Initial PIPE Investment is conditioned on the concurrent Closing and other customary closing conditions. Each Initial PIPE Investor agreed in the PIPE Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s Trust Account held for its public shareholders, and agreed not to, and waived any right to, make any claim against Trust Account (including any distributions therefrom). As part of the Initial PIPE Investment, an affiliate of William Zachre Wyatt, a former director of the Company, subscribed for an aggregate purchase price of $5,000,000, and an affiliate of Anthony James Vinciquerra, a director of the Company, subscribed for an aggregate purchase price of $1,000,000.

Contemporaneously with the execution of the Merger Agreement, the Company entered into a letter agreement with the Sponsor, and FORT, pursuant to which, among other things, the Sponsor must use the Incentive Founder Shares to incentivize investors in a transaction financing or secure Trust Account non-redemption arrangements, subject to the terms and conditions therein.

NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)

Pursuant to the PIPE Subscription Agreements, in connection with the Initial PIPE Investment, the Sponsor will transfer, for no additional consideration, up to 980,012 Incentive Founder Shares to the Initial PIPE Investors. In addition, immediately prior to the Closing, FORT will issue shares of its common stock, for no additional consideration, to the Initial PIPE Investors that upon Closing will convert into up to an aggregate of 412,648 shares of the Company Common Stock.

As of September 30, 2026, holders of approximately 1,409,091 Class A ordinary shares had expressed interest in participating in the non-redemption arrangement.

Donerail Agreement

On September 29, 2026, the Company entered into an engagement letter with Donerail to provide transaction advisory services in connection with the FORT Business Combination. In connection therewith, the Sponsor entered into a securities grant agreement with Donerail pursuant to which Donerail was granted an interest in the Sponsor relating to 599,166 Class A Units of the Sponsor. Each Class A Unit represents an indirect interest in one Class B ordinary share of the Company and is subject to and contingent upon the consummation of the Business Combination.

The Company concluded that the award represents share-based payment consideration for services and is accounted for under ASC 718. Because the award is contingent upon the consummation of the Business Combination, the closing of the Business Combination represents a performance condition. Accordingly, compensation cost associated with the award will not be recognized until the performance condition is considered probable of achievement.

The grant date for the award was determined to be September 29, 2026, the date on which the parties entered into the securities grant agreement and the substantive terms of the award were established. The estimated grant-date fair value of the award was approximately $6.48 million. The grant-date fair value was determined using a market approach based on the observable trading price of the Company’s publicly traded Class A ordinary shares on the grant date. Because each Class A Unit represents an indirect interest in one Class B ordinary share of the Company and the award was granted shortly before the measurement date, management concluded that the quoted market price of the Company’s Class A ordinary shares represented the most relevant input in determining fair value. No material valuation discounts or option-pricing assumptions were applied in estimating the grant-date fair value. As of September 30, 2026, the performance condition was not considered probable and, therefore, no stock-based compensation expense had been recognized.

Donerail is also entitled to a cash fee of $350,000 upon the consummation of the Business Combination. In addition, the Company is required to reimburse certain legal fees and disbursements incurred by Donerail in connection with the engagement, up to a maximum amount of $75,000. Since payment of the cash fee and reimbursement obligation is contingent upon the consummation of the Business Combination with FORT, no liability had been recognized for such amounts as of September 30, 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

NOTE 7. SHAREHOLDERS’ DEFICIT (Continued)

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

As of September 30, 2026 and December 31, 2025, there were (i) 748,375 Class A Ordinary Shares issued and outstanding, excluding 17,250,000 Class A Ordinary Shares subject to possible redemption, and (ii) 6,118,000 Class B Ordinary Shares issued and outstanding.

Warrants

As of September 30, 2026 and December 31, 2025, there were 8,949,188 Warrants outstanding, including 8,625,000 Public Warrants and 324,188 Private Placement Warrants. Each whole Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a “cashless basis” under the circumstances specified in the warrant agreement the Company entered into with Continental, dated October 31, 2024 (the “Warrant Agreement”)) and such Class A Ordinary Shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Warrants only for a whole number of Class A Ordinary Shares. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade. The Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NOTE 7. SHAREHOLDERS’ DEFICIT (Continued)

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Securities held in Trust Account	1	$186,761,164	$181,847,374

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

	September 30, 2026	December 31, 2025
Trust Account	$186,761,164	$181,847,374
Cash	$172,928	$772,506

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
General and administrative costs	$803,990	$140,317	$2,339,499	$460,363
Interest earned on cash and securities held in Trust Account	$1,691,056	$1,862,239	$4,913,790	$5,529,558
Interest on operating account	$2,611	$10,185	$12,935	$33,637

The CODM reviews interest earned on cash and securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated October 31, 2024, which the Company entered into with Continental, as trustee of the Trust Account.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, other than as follows:

October PIPE Investment

On October 21, 2026, the Company, FORT and the Sponsor entered into a subscription agreement (the “October PIPE Subscription Agreement”) with one of the Initial PIPE Investors (the “October PIPE Investor”), pursuant to which the Company agreed to issue, and the October PIPE Investor agreed to purchase, an additional 1,000,000 shares of the Company Common Stock (the “October PIPE Shares”), at a purchase price of $10.00 per share for an additional aggregate purchase price of $10.00 million, in a private placement (the “October PIPE Investment”). The October PIPE Subscription Agreement also contains the option (at the election of the October PIPE Investor) to satisfy all or a portion of its obligations under the October PIPE Subscription Agreement by agreeing to not redeem Class A ordinary shares held or subsequently acquired by it in connection with the extraordinary general meeting of the Company to be held to approve the Transactions. The October PIPE Subscription Agreement is substantially the same as the PIPE Subscription Agreements, including, among other terms, registration rights, the Trust Account waiver, closing conditions, and termination provisions.

Pursuant to the October PIPE Subscription Agreement, in connection with the October PIPE Investment, the Sponsor will transfer, for no additional consideration, up to 313,604 Incentive Founder Shares to the October PIPE Investor. In addition, immediately prior to the Closing, Fort Robotics will issue shares of its common stock, for no additional consideration, to the October PIPE Investor that upon Closing will convert into up to an aggregate of 86,957 shares of the Company Common Stock.

Extraordinary General Meeting in Lieu of an Annual Meeting

On October 28, 2026, the Company held an extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2026 EGM”). At the2026 EGM, the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Articles to extend the end of the Combination Period from November 4, 2026, to February 4, 2027, or such earlier date as determined by the Company’s board of directors (“Extension Amendment Proposal”).

In connection with the votes to approve the Extension Amendment Proposal, the holders of 14,203,466 Class A Ordinary Shares included as part of the units in the IPO (the “Public Shares”) properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $154.3 million (the “Meeting Redemptions”). Following the Meeting Redemptions, there are 3,046,534 Public Shares currently issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations, including the Fort Business Combination and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

We have until February 4, 2027 (27 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Recent Developments

Business Combination Agreement and FORT Business Combination

The below subsection describes the material provisions of the Merger Agreement (as defined below) and related agreements, but does not purport to describe all the terms thereof. This summary of the Merger Agreement is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Report and is incorporated by reference herein, the disclosures in Note 1. Description of Organization and Business Combination in the financial statements in this this Quarterly Report on Form 10-Q and the current reports on Form 8-K filed by the Company on August 18, 2026, September 30, 2026 and October 22, 2026. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Merger Agreement.

On August 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fort Robotics, Inc. (“FORT”), a Delaware corporation and Hugo Merger Sub Inc.(“Merger Sub”), a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, FORT will merge with and into Merger Sub, with FORT surviving the merger as a wholly owned subsidiary of the Company (“FORT Business Combination”). For more information about the Merger Agreement and related agreements, see Item 1. Financial Statements.

Extraordinary General Meeting in Lieu of an Annual Meeting

On October 28, 2026, the Company held the 2026 EGM. At the 2026 EGM, the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Articles to extend the end of the Combination Period from November 4, 2026 to February 4, 2027, or such earlier date as determined by the Company’s board of directors (“Extension Amendment Proposal”).

In connection with the votes to approve the Extension Amendment Proposal, the holders of 14,203,466 Class A Ordinary Shares included as part of the units in the IPO (the “Public Shares”) properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $154.3 million (the “Meeting Redemptions”). Following the Meeting Redemptions, there are 3,046,534 Public Shares currently issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since June 18, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $889,677, which consists of interest earned on cash and securities held in the Trust Account of $1,691,056, interest on the operating account of $2,611 and general and administrative costs of $803,990, mainly driven by legal costs.

For the three months ended September 30 2025, we had a net income of $1,732,107, which consists of interest earned on cash and securities held in the Trust Account of $1,862,239, interest on the operating account of $10,185 and general and administrative costs of $140,317.

For the nine months ended September 30, 2026, we had a net income of $2,587,226, which consists of interest earned on cash and securities held in the Trust Account of $4,913,790, interest on the operating account of $12,935 and general and administrative costs of $2,339,499.

For the nine months ended September 30 2025, we had a net income of $5,102,832, which consists of interest earned on cash and securities held in the Trust Account of $5,529,558, interest on the operating account of $33,637 and operating costs of $460,363.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through November 4, 2024 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $173,362,500 was placed in the Trust Account. We incurred fees of $10,113,129, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of Deferred Fee, and $625,629 of other offering costs.

As of September 30, 2026, we had a working capital deficit of $(1,577,601) and a working capital of $748,963 as of December 31, 2025. As of September 30, 2026 and December 31, 2025, we had $172,928 and $772,506 of cash in our operating account, respectively.

As of September 30, 2026, we had cash and securities held in the Trust Account of $186,761,164 (including $13,398,664 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

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

Due from Sponsor

On November 4, 2024, we repaid $25,000 to the Sponsor in excess of the IPO Promissory Note. On March 20, 2026 and September 26, 2025, we paid tax and accounting expenses on behalf of the Sponsor of $5,580 and $7,590, respectively. As of September 30, 2026 and December 31, 2025, $38,560 and $32,590, respectively, were due to be repaid to us from the Sponsor on demand.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on November 1, 2024, and until the completion of our Business Combination or liquidation, we pay an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Support Agreement. For the three months ended September 30, 2026 and 2025, we incurred and paid $30,000, for these services and for the nine months ended September 30, 2026 and 2025, we incurred and paid $90,000 for these services. These amounts are included in the general and administrative costs on the unaudited condensed statements of operations of the unaudited financial statements included in this Report under “Item 1. Financial Statements.”

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

Pursuant to an amendment to the Underwriting agreement entered into on August 17, 2026, the Deferred Fee payable to BTIG upon consummation of the Business Combination would be reduced to $2.0 million. The amendment is contingent upon the closing of the FORT Business Combination.

Business Combination Related Arrangements

Donerail Agreement

On September 29, 2026, the Company entered into an engagement letter with Donerail Group & Co LLC (“Donerail“) to provide transaction advisory services in connection with the FORT Business Combination. In connection therewith, the Sponsor entered into a securities grant agreement with Donerail pursuant to which Donerail was granted an interest in the Sponsor relating to 599,166 Class A Units of the Sponsor. Each Class A Unit represents an indirect interest in one Class B ordinary share of the Company and is subject to and contingent upon the consummation of the FORT Business Combination.

Donerail is also entitled to a cash fee of $350,000 upon the consummation of the FORT Business Combination. In addition, the Company is required to reimburse certain legal fees and disbursements incurred by Donerail in connection with the engagement, up to a maximum amount of $75,000. Such amounts are payable only upon the consummation of the Business Combination.

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

On August 17, 2026, contemporaneously with the execution and delivery of the Merger Agreement, the Company, the Sponsor, FORT and the other parties thereto entered into the Letter Agreement Amendment. Pursuant to the Letter Agreement Amendment, effective upon and subject to the consummation of the transactions contemplated by the Merger Agreement, (i) up to 2,038,424 Founder Shares that are actually used to secure commitments for the Initial PIPE Financing, any Additional Transaction Financing, and any transactions or arrangements entered into by the Company to secure commitments from public shareholders not to redeem their Company shares at or prior to the Closing, or other arrangements having a similar effect, and consummated prior to the Closing, will be released from the lock-up, and (ii) an additional 118,196 Founder Shares will be released from the lock-up. Accordingly, up to an aggregate of 2,156,620 Founder Shares may be released from the lock-up at the Closing, including only such portion of the 2,038,424 Founder Shares actually used for the specified financing and non-redemption arrangements. If the Merger Agreement is terminated prior to the Closing, the Letter Agreement Amendment will automatically terminate and be of no further force or effect.

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

Donerail Award and Transaction Fee

Management applies significant judgment in accounting for the Sponsor interest granted to Donerail and the related transaction advisory arrangements. Significant estimates include the determination of grant-date fair value and the assessment of whether the business combination performance condition is probable of achievement. Changes in these judgments could materially affect the timing and amount of compensation and transaction-related expense recognized in future periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2025, March 31, 2026 and June 30, 2026, as filed with the SEC on November 14, 2025, May 12, 2026 and August 12, 2026. For risk factors relating to the Fort Business Combination, please see the Registration Statement on Form S-4, when available. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by Public Shareholders of SPACs at the time of a shareholder meeting that approves an amendment to the articles of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination.

In connection with the 2026 EGM, 14,203,466 Public Shares were redeemed at a price per Public Share of approximately $10.85, thereby reducing the number of outstanding Public Shares to 3,046,534 and reducing the total amount held in the Trust Account.

Due to the high rates of redemptions of Public Shares in connection with shareholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

However, on October 28, 2026, we held the 2026 EGM and our shareholders approved, among other things, the Extension Amendment, which extended the Combination Period from November 4, 2026 (which was 24 months from the closing of the Initial Public Offering) to February 4, 2027 (or such earlier date as determined by the Board). In connection with the vote to approve the Extension Amendment, Public Shareholders holding 14,203,466 Public Shares properly exercised their right to redeem such Public Shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $154.3 million or approximately $10.85 per share to such redeeming Public Shareholders in the Meeting Redemptions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Amendment to Underwriting Agreement, dated as of August 17, 2026, by and between Newbury Street II Acquisition Corp and BTIG, LLC (1)
2.1+†	Agreement and Plan of Merger, dated as of August 17, 2026, by and among Newbury Street II Acquisition Corp, Hugo Merger Sub Inc. and Fort Robotics, Inc. (1)
10.1†	Form of Voting and Support Agreement, dated as of August 17, 2026, by and among Newbury Street II Acquisition Corp, Fort Robotics, Inc. and certain holders of Fort Robotics, Inc. capital stock. (1)
10.2††	Form of Lock-Up Agreement, dated as of August 17, 2026, by and between Newbury Street II Acquisition Corp and certain holders of Fort Robotics, Inc. capital stock. (1)
10.3	Form of Non-Competition and Non-Solicitation Agreement, dated as of August 17, 2026, by and among Newbury Street II Acquisition Corp, Fort Robotics, Inc. and the management team of Fort Robotics, Inc. (1)
10.4	Form of Registration Rights Agreement. (1)
10.5	Insider Letter Amendment, dated as of August 17, 2026, by and among Newbury Street II Acquisition Corp, Newbury Street II Acquisition Sponsor LLC, Fort Robotics, Inc., and other parties thereto. (1)
10.6†	Sponsor Letter Agreement, dated as of August 17, 2026, by and among Newbury Street II Acquisition Corp, Newbury Street II Acquisition Sponsor LLC and Fort Robotics, Inc. (1)
10.7†	Sponsor Support Agreement, dated as of August 17, 2026, by and among Newbury Street II Acquisition Corp, Newbury Street II Acquisition Sponsor LLC and Fort Robotics, Inc. (1)
10.8	Form of PIPE Subscription Agreement, dated as of August 17, 2026, by and among Newbury Street II Acquisition Corp and certain investors party thereto. (1)
10.9	Engagement Letter, dated September 29, 2026, between Newbury Street II and Donerail.(2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

†	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Incorporated herein by reference to the relevant exhibit in the Company’s Current Report on Form 8-K, as filed with the SEC on August 18, 2026.

(2)	Incorporated herein by reference to the relevant exhibit in the Company’s Current Report on Form 8-K, as filed with the SEC on September 30, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2026	NEWBURY STREET II ACQUISITION CORP

	By:	/s/ Thomas Bushey
	Name:	Thomas Bushey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Jake Gudoian
	Name:	Jake Gudoian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)